Form 10-Q
period 1998-04-30
EXCEL LEGACY CORP
filed 1998-06-11
CIK 1050671

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                    QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended:                             Commission File Number:
         APRIL 30, 1998                                         0-23503
   ------------------------                             -----------------------


                               EXCEL LEGACY CORPORATION
   ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               DELAWARE                                      33-0781747
   --------------------------------                    ------------------------
   (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                    Identification Number)


       16955 VIA DEL CAMPO, SUITE 110          SAN DIEGO, CALIFORNIA 92127
   ----------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code:  (619) 485-9400
                                                          --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)  Yes    X         No
                              ------           ------
                     (2)  Yes              No    X
                              ------          -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at June 11, 1998
   -----------------------------                   ----------------------------
     Common stock, $.01 par value                           33,457,804

                               EXCEL LEGACY CORPORATION

                                        INDEX

                                      FORM 10-Q
                                      __________

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

        Balance Sheet
           April 30, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . . 3

        Statements of Income
           Three Months Ended April 30, 1998 (Unaudited)
           Period from Inception (November 17, 1997)
             to April 30, 1998 (Unaudited). . . . . . . . . . . . . . . . . . 4

        Statement of Changes in Stockholders' Equity
           Period from Inception (November 17, 1997)
             to April 30, 1998 (Unaudited)  . . . . . . . . . . . . . . . . . 5

        Statement of Cash Flows
           Period from Inception (November 17, 1997) to
             April 30, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . 6

        Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . 16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . 19

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . 20

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 20

                                          2

                            EXCEL LEGACY CORPORATION

                                  BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    __________

                                                                   APRIL 30,
                                                                     1998
                                                                  (UNAUDITED)
                                                                  -----------
                                     ASSETS
Real estate:
   Land                                                           $  40,529
   Buildings                                                         88,144
   Leasehold interests                                                1,790
   Accumulated depreciation                                            (252)
                                                                  ---------
      Net real estate                                               130,211

Cash                                                                 40,018
Notes receivable                                                     23,281
Investment in partnerships                                            9,240
Interest receivable                                                   2,999
Pre-development costs                                                 1,751
Other assets                                                            874
Deferred tax asset                                                    6,636
                                                                  ---------
                                                                  $ 215,010
                                                                  ---------
                                                                  ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                              $  36,283
   Accounts payable and accrued liabilities                           2,615
   Other liabilities                                                 14,891
   Income taxes payable                                                 227
                                                                  ---------
         Total liabilities                                           54,016
                                                                  ---------
Commitments and contingencies                                             -

Stockholders' equity:
   Series A Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding              213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      32,607,804 shares issued and outstanding                          326
   Additional paid-in capital                                       170,964
   Retained earnings                                                    363
   Notes receivable from officers for common shares                 (10,872)
                                                                  ---------
         Total stockholders' equity                                 160,994
                                                                  ---------
                                                                  $ 215,010
                                                                  ---------
                                                                  ---------

                    The accompanying notes are an integral part
                          of the financial statements.

                            EXCEL LEGACY CORPORATION

                        STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   __________

                                                                   PERIOD FROM
                                                      THREE         INCEPTION
                                                     MONTHS      (NOV. 17, 1997)
                                                      ENDED            TO
                                                    APRIL 30,       APRIL 30,
                                                      1998            1998
                                                    --------        --------
Revenues:
   Rental                                           $  1,034        $ 1,034
   Interest income and other revenues                    309            309
                                                    --------        -------
      Total revenue                                    1,343          1,343
                                                    --------        -------
Expenses:
   Interest                                              311            311
   Depreciation                                          262            262
   Property operating expenses                           108            108
   General and administrative                             58             58
                                                    --------        -------
      Total operating expenses                           739            739
                                                    --------        -------
Income before income taxes                               604            604

Provision for income taxes                               241            241
                                                    --------        -------
   Net income                                       $    363        $   363
                                                    --------        -------
                                                    --------        -------
Basic net income per share                            $ 0.03          $0.06
                                                    --------        -------
                                                    --------        -------
Diluted net income per share                          $ 0.02          $0.04
                                                    --------        -------
                                                    --------        -------

                    The accompanying notes are an integral part
                          of the financial statements.

                              EXCEL LEGACY CORPORATION

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                      __________

                                   SERIES A
                                PREFERRED STOCK          COMMON STOCK         ADDITIONAL     OFFICER                   TOTAL
                            ----------------------  -----------------------    PAID-IN        NOTES      RETAINED  STOCKHOLDERS'
                              NUMBER        AMOUNT    NUMBER        AMOUNT     CAPITAL      RECEIVABLE   EARNINGS      EQUITY
                            ----------     -------  ---------       -------    --------     ----------   --------   -----------

PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO APRIL 30, 1998:

Balance at inception                 -     $    -            -       $   -    $       -    $      -      $      -     $      -
Issuance of preferred
  stock                     21,281,000        213            -           -      106,192           -             -      106,405
Issuance of common
  stock                              -          -   32,607,804         326       67,469                         -       67,795
Notes receivable from
  officers for common
  shares                             -          -            -           -            -     (10,872)            -      (10,872)
Issuance costs                       -          -            -           -       (2,697)          -             -       (2,697)
Net income                                      -            -           -            -           -           363          363
                            ----------     ------   ----------       -----    ---------    --------      --------     --------
Balance at
  April 30, 1998            21,281,000     $  213   32,607,804       $ 326    $ 170,964    $(10,872)     $    363     $160,994
                            ----------     ------   ----------       -----    ---------    --------      --------     --------
                            ----------     ------   ----------       -----    ---------    --------      --------     --------

                                The accompanying notes are an integral part
                                       of the financial statements.

                              EXCEL LEGACY CORPORATION

                         STATEMENT OF CASH FLOWS - UNAUDITED
                                    (IN THOUSANDS)
                                      __________

                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                  (NOV. 17, 1997)
                                                                         TO
                                                                      APRIL 30,
                                                                        1998
                                                                   --------------
Cash flows from operating activities:
   Net income                                                         $    363
   Adjustments to reconcile net income to net cash
      provided by operations:
      Depreciation and amortization                                        263
      Changes in other assets                                              123
      Changes in accounts payable                                        2,615
      Changes in other liabilities                                         159
                                                                      --------
         Net cash provided by operating activities                       3,523
                                                                      --------
Cash flows from investing activities:
   Real estate acquisitions and construction costs paid                 (5,124)
   Investment in partnerships                                           (9,240)
   Pre-development costs paid                                           (1,751)
   Advances for notes receivable                                          (111)
                                                                      --------
         Net cash used in investing activities                         (16,226)
                                                                      --------
Cash flows from financing activities:
   Issuance of preferred stock                                         106,405
   Principal payments of mortgages and notes payable                   (62,091)
   Issuance of common stock                                             11,104
   Issuance costs                                                       (2,697)
                                                                      --------
         Net cash provided by financing activities                      52,721
                                                                      --------
         Net increase in cash                                           40,018

Cash at inception                                                            -
                                                                      --------
Cash at April 30                                                      $ 40,018
                                                                      --------
                                                                      --------


                        The accompanying notes are an integral part
                               of the financial statements.

                              EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature.

     ORGANIZATION

     Excel Legacy Corporation (the "Company"), a Delaware Corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation and a self-administered, self-managed real estate investment rust ("REIT"). On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

     The Company was formed to pursue opportunities available to those investors that are not restricted by the Federal income tax laws governing REITs or influenced by Excel's objectives of increasing cash flows and maintaining certain leverage ratios. In connection with the Spin-off, certain real properties, notes receivable and related assets and liabilities were transferred to the Company from Excel (Note 2). Upon completion of the Spin-off, the Company ceased to be a wholly-owned subsidiary of Excel and began operating as an independent public company.

     REAL ESTATE

     Certain real estate assets were transferred to the Company from Excel and recorded at Excel's cost. Other real estate assets acquired subsequent to the Spin-off were recorded at the Company's cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

     The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment.

     INVESTMENT IN PARTNERSHIPS

     The equity method of accounting is used for the Company's investment in partnerships at April 30, 1998. In May 1998, the Company acquired a majority interest in a partnership whose accounts will be consolidated with the Company's accounts (Note 3).

     INCOME TAXES

     The Company uses the asset and liability method to account for income taxes. Deferred income tax assets have been recorded to reflect the future tax benefit of assets acquired from Excel that were recorded at cost for book purposes and fair market value for tax purposes.

Continued

                              EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PRE-DEVELOPMENT COSTS

     Pre-development costs that are directly related to specific construction projects are capitalized as incurred. The Company expenses these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

     DEFERRED LEASING AND LOAN ACQUISITION COSTS

     Costs incurred in obtaining tenant leases and long-term financing are amortized to other property expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

     REVENUE RECOGNITION

     Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. Certain of the leases also provide for tenant reimbursement of common area maintenance and other operating expenses. All the above revenue is included in the accompanying Statements of Income as rental revenue.

     NET INCOME PER COMMON SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share (Note 9).

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2.   SPIN-OFF:

     Prior to the Spin-off (Note 1) on March 31, 1998, ERT Development Corporation ("EDV"), a Delaware Corporation and an affiliate of Excel transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to Excel for a total consideration of approximately $38,112,000. Excel contributed to the Company, the above assets from EDV, together with ten single tenant properties owned by Excel with a book value of approximately $45,747,000, certain other net assets of approximately $1,158,000, and a property held for sale with a book value of $14,525,000, in exchange for 23,412,580 common shares of the Company, assumption of debt by the Company on the ten single tenant properties of approximately $33,878,000, and issuance of a note payable to Excel from the Company in the amount of $26,402,000. This note was repaid in April 1998.

Continued

                              EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________

2.   SPIN-OFF, CONTINUED:

     The Spin-off took place through a dividend distribution to Excel's common stockholders, of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's and EDV's original book value. The tax effect of the difference between fair market value and book value was $6,650,000 and was recorded as a deferred tax asset.

 3.  REAL ESTATE:

     HIGHLANDS RANCH AND WESTMINSTER, COLORADO

     In January 1998, the Company acquired two properties under construction situated on approximately 43.6 acres in Highlands Ranch and Westminster, Colorado. The acquired properties consist of two 110,000 square foot 24 screen movie theaters that are occupied by AMC Multi-Cinema, Inc. ("AMC") and were completed on March 20, 1998 and April 3, 1998, respectively. The Company provided to AMC letters of credit which covered the construction of the buildings. As of April 30, 1998, there were no outstanding amounts on the letters of credit. In May 1998, $7,017,000 was drawn on the letters of credit and an additional $7,588,000 of draws are expected. The $14,605,000 of estimated remaining draws is included in the accompanying Balance Sheet in other liabilities (Note 6 and 8). The total cost of these properties is expected to total approximately $50,000,000.

     SINGLE TENANT BUILDINGS

     The Company acquired ten single tenant buildings from Excel in connection with the Spin-off. Eight of the buildings are leased to Wal-Mart Stores, Inc. and are located in Colorado, Illinois, Indiana (2), Michigan, Pennsylvania, Texas, and Wisconsin. The other two properties are leased to Lowe's Home Centers, Inc. and are located in Indiana and Ohio. The ten properties have a total Gross Leasable Area ("GLA") of 981,266 square feet. The Company acquired these properties for $45,747,000 and assumed $33,988,000 of mortgage debt (Note 6) and other net liabilities.

     SCOTTSDALE GALLERIA

     The Company acquired the Scottsdale Galleria ("Galleria") from Excel in connection with the Spin-off. The Scottsdale Galleria is situated on approximately 6.3 acres and consists of (i) an enclosed shopping mall contained in two separate buildings, and (ii) a multi-level parking garage. The main building is a four level building with a transparent glass roof and the smaller building contains the "5th Avenue Shops". The Company acquired this property for $14,525,000. This property substantially vacant and is under consideration for a mixed use entertainment redevelopment project.

     SCOTTSDALE TOWERS

     The Company acquired approximately 3.6 acres of vacant land located in Scottsdale, Arizona which was originally owned by EDV in connection with the Spin-off. The land was acquired for approximately $3,724,000 and was acquired along with other properties located in the Scottsdale area as part of the Galleria redevelopment plan.

Continued

                              EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________


3.   REAL ESTATE, CONTINUED:

     SCOTTSDALE CITY CENTRE

     The Company acquired the Scottsdale City Centre, a 64,262 square foot office building situated on approximately two acres in Scottsdale Arizona (the "City Centre"). The City Centre was originally owned by EDV and transferred to Excel and to the Company in connection with the Spin-off. The City Centre was acquired for $7,885,000 and was encumbered by mortgage debt of $2,571,000. This property was acquired as a strategic expansion site for the Galleria redevelopment project.

     BRIO LAND

     The Company acquired approximately 0.5 acres of land located in Scottsdale, Arizona which was originally owned by EDV in connection with the Spin-off. The land currently contains a 3,700 square foot building which is leased to Brio Restaurant and was acquired for approximately $1,602,000. The property is expected to be part of the Galleria redevelopment plan along with the other above properties located in Scottsdale.

     RANCHO BERNARDO LAND

     In March 1998, the Company acquired approximately 11.1 acres of land located in the community of Rancho Bernardo in San Diego, California for approximately $4,072,000. The land was acquired for office or industrial development.

     GRAND CANYON LEASEHOLD

     The Company acquired a leasehold interest in approximately 6.5 acres of land located in Tusayan, Arizona at the entrance to Grand Canyon National Park. This leasehold interest was originally owned by EDV and acquired in connection with the Spin-off. The leasehold interest was acquired for $1,790,000 and is subject to a lease with a term of 50 years and two ten year renewal options. A development project is currently under development on the land (Note 5).

     TELLURIDE LAND

     In January 1998, the Company acquired a parcel of land located at the base of Telluride mountain in Telluride Mountain Village Ski Resort in Telluride, Colorado for approximately $763,000. The land was acquired for future development.

     DESERT FASHION PLAZA

     In May 1998, the Company acquired a majority interest in Desert Fashion Plaza, L.L.C., a Delaware limited liability company which owns an urban mall located in Palm Springs, California (the "Desert Fashion Plaza") for approximately $13,668,000. Desert Fashion Plaza contains approximately 290,000 square feet of GLA. Presently the mall is anchored by Saks Fifth Avenue and is adjacent to the Hyatt Regency Hotel. The Company has acquired this property for redevelopment.

Continued

                              EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________


4.   NOTES RECEIVABLE:

     LOS ARCOS

     In connection with the Spin-off, the Company acquired a $16,225,000 promissory note payable by Los Arcos Development, LLC, the owner of a 700,000 square foot indoor regional mall located in Scottsdale, Arizona. The Company also received $2,397,000 of accrued interest in connection with the Spin-off. Interest on the note accrues at the rate of 12% per annum. The note matures on the earlier of (i) the sale of the property or
     (ii) December 2003. Accrued interest on the Los Arcos loan becomes payable out of the property's net cash flow once the borrower's development of the property is completed. The note is secured by a first mortgage on the property and includes a profit participation upon the property's sale.

     FIRST STREET

     The Company acquired a $5,518,000 promissory note in connection with the Spin-off payable by First Street Investments Limited Partnership, the owner of a 120,000 square foot, eight story building located in downtown Phoenix,
     Arizona.   The Company also assumed $137,000 of accrued interest in
     connection with the Spin-off.   The note matures on the earlier of (i) the
     sale of the property or (ii) May 2004 and is secured by a subordinated mortgage on the property and includes a profit participation upon sale of the property. Until the maturity date, the borrower is to pay interest only at the rate of 11% per annum. Interest not paid currently accrues at the rate of 12% per annum.

     GRAND CANYON

     In connection with the Spin-off, the Company acquired from Excel a $1,050,000 promissory note payable by Fain Properties Limited Partnership, the owner of approximately 17 acres of undeveloped land located in Tusayan, Arizona near the Grand Canyon National Park. The note accrues interest at 10% and is secured by a first mortgage on the property. The note matures in September 1998.

     OTHER

     The Company has outstanding two additional notes receivable it obtained in connection with the Spin-off. These notes total $488,000 at April 30, 1998 and bear interest at 12% per annum.

     OFFICERS

     In connection with the sale of common stock to certain of the Company's officers and employees (Note 9), the Company issued $10,872,000 of notes receivable due from certain of the Company's officers. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The notes have been offset against stockholders' equity on the Company's accompanying Balance Sheet.

Continued

                             EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________

 5.  INVESTMENTS:

     ENTERCITEMENT

     In April 1998, the Company invested $6,000,000 in EnterCitement, LLC ("EnterCitement"), a theme park development company. EnterCitement owns approximately 510 acres of land in Indianapolis, Indiana, on which it plans to develop a theme park. The Company currently holds a 23.7% ownership interest in EnterCitement and an option to acquire an additional ownership interest of up to 55%.

     THE GRAND HOTEL AND CANYON STAR

     The Company has invested $3,240,000 in a joint venture arrangement with Canyon Ventures, LLC for the development of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan. An additional $3,708,000 has been invested subsequent to April 30, 1998.

     TENANTFIRST

     In May 1998, the Company acquired TenantFirst Real Estate Services, Inc. ("TenantFirst"). In connection with the acquisition, the Company paid $138,000 in cash and issued 850,000 shares of the Company's common stock. TenantFirst performs property management and development services for various commercial properties located in San Diego, California.

6.   MORTGAGES PAYABLE:

     The Company had $36,283,000 in mortgages payable outstanding at April 30, 1998 at 7.625% to 8.528%. The mortgages are due on various dates through 2014 and monthly payments approximate $405,000. The mortgages are collateralized by real estate and an assignment of rents.

     The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):


            YEAR ENDED JULY 31,
            -------------------
             1998, remaining three months                      $ 1,418
             1999                                                2,185
             2000                                                2,357
             2001                                                2,543
             2002                                                2,752
             Thereafter                                         25,028
                                                               -------
                                                               $36,283
                                                               -------
                                                               -------

     Mortgages of $29,982,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.

     In May 1998, the Company borrowed approximately $18,100,000 from a bank with a fixed interest rate of 7.52%. The note is non-recourse to the Company and secured by one of the properties leased to AMC (Note 3). The note is fully amortizing over 20 years and expires in 2018.

Continued

                             EXCEL LEGACY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                      __________


7.   INCOME TAXES:

     At April 30, 1998, the Company had a deferred tax asset of $6,636,000. The deferred tax asset is non-current and relates to the difference between fair market value and book value of the assets acquired from Excel in connection with the Spin-off. No valuation allowance has been provided against the asset as the Company believes the asset will be realized upon eventual disposition of the related properties. The provision for income taxes consists of federal expense of $188,000 and state expense of $53,000 both of which is current.


8.   COMMITMENTS AND CONTINGENCIES:

     The Company has provided letters of credit to AMC to complete construction on two properties (Note 3). At April 30, 1998, the total estimated amounts remaining to be drawn on the letters of credit was $14,605,000 of which $7,017,000 was drawn in May 1998. The draw was converted to a bank term loan at LIBOR plus 1.2% due on June 30, 1998. The total estimated liability of $14,605,000 is included in the accompanying Balance Sheet in other liabilities.

     The Company expects to fund the initial $19,000,000 of capital required to fund a joint venture, Millennia Car Wash, LLC, which was formed to acquire car wash properties.

9.   CAPITAL STOCK:

     COMMON SHARES

     In connection with the Spin-off, 23,412,580 shares of common stock were issued by the Company to its then parent company, Excel, who then distributed the shares on a one for one basis. The shares had a book value and estimated fair market value of $1.68 and $2.39 per share, respectively.

     On March 31, 1998, the Company sold 9,195,224 shares of common stock to certain officers and employees of the Company for $2.39 per share. The Company received cash of $11,104,000 and issued notes receivable of $10,872,000 in connection with the sale. The shares issued in exchange for the notes receivable have been offset against stockholders' equity on the accompanying balance sheet.

     SERIES A PREFERRED SHARES

     On March 31, 1998, the Company issued 21,281,000 shares of Series A Preferred Stock at $5.00 per share (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock, on a one for one basis, subject to certain circumstances. The Preferred A Shares are also entitled to a liquidation preference of $5.00 per share plus a premium of 7% per annum in the event of any liquidation, dissolution or other winding up of the affairs of the Company. The Preferred A Shares are also convertible into common stock by the Company if certain circumstances regarding the price of the common stock are met. Such circumstances were met in May 1998, and on May 18, 1998, the Company exercised its right to convert all of the outstanding shares of the Preferred A Shares into common stock, which conversion is expected to take place on August 18, 1998 with a July 28, 1998 record date.

Continued

                           EXCEL LEGACY CORPORRATION

                     NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                  __________


9.   CAPITAL STOCK - CONTINUED:

     EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                                                   INCEPTION
                                                              THREE MONTHS      (NOV. 17, 1997)
                                                                  ENDED               TO
                                                                 APRIL 30,         APRIL 30,
                                                                   1998               1998
                                                                ------------     -------------
     BASIC EPS

     NUMERATOR:
         Net income                                                 $  363            $  363
                                                                    ------            ------
                                                                    ------            ------
       DENOMINATOR:
         Weighted average of common shares outstanding              10,991             5,964
                                                                    ------            ------
                                                                    ------            ------
       EARNINGS PER SHARE:                                          $ 0.03            $ 0.06
                                                                    ------            ------
                                                                    ------            ------
     DILUTED EPS

       NUMERATOR:
         Net income                                                 $  363            $  363
                                                                    ------            ------
                                                                    ------            ------

       DENOMINATOR:
         Weighted average of common shares outstanding              10,991             5,964
         Effect of diluted securities:
           Preferred A Shares                                        7,173             3,893
           Options                                                     124               124
                                                                    ------            ------
                                                                    18,288             9,981
                                                                    ------            ------
                                                                    ------            ------

       EARNINGS PER SHARE:                                          $ 0.02            $ 0.04
                                                                    ------            ------
                                                                    ------            ------


10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amount paid for interest during the three months ended April 30, 1998 was approximately $339,000 of which approximately $267,000 was capitalized as construction costs.

     On March 31, 1998, Excel spun-off certain assets to the Company in the form of a dividend and note payable (Notes 1 and 2). Also on March 31, 1998, common shares were issued to certain officers of the Company in exchange for cash and $10,872,000 in notes receivable (Note 4). During the three months ended April 30, 1998, the Company borrowed $35,523,000 in notes payable in connection with the construction of the AMC theaters. The estimated additional amount of construction costs incurred of $14,605,000 has been accrued for as a non-cash item.

Continued

                             EXCEL LEGACY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                  __________


11.  MINIMUM FUTURE RENTALS:

     The Company leases its operating properties under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year.

     Minimum future rental revenue for the next five years for the commercial real estate owned at April 30, 1998 and subject to noncancelable operating leases is as follows (in thousands):

               YEAR
               -----
               1998, remaining three months      $  2,710
               1999                                10,628
               2000                                10,418
               2001                                10,320
               2002                                10,100
               Thereafter                         119,752


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Legacy Corporation (the "Company"), a Delaware Corporation, was formed on November 17, 1997. The Company was organized to create and realize value by identifying and making opportunistic real estate and other investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such businesses.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. As the Company was not formed until November 17, 1997, comparison results with 1997 are not provided. The results of operations for the period from inception to April 30, 1998 are the same as the results of operations for the three months ended April 30, 1998 as there were no operational results prior to January 31, 1998.

THREE MONTHS ENDED APRIL 30, 1998.

RENTAL REVENUE was $1.0 million during the period. Ten single tenant properties owned by the Company accounted for $0.4 million of rental revenue. Additionally, construction on two properties leased to AMC Multi-Cinema, Inc. ("AMC") were completed on March 20, 1998 and April , 3, 1998 and accounted for $0.5 million of revenue. The remaining $0.1 million of rental revenue was attributable to three properties located in Scottsdale, Arizona. The ten single tenant properties and three properties located in Scottsdale, Arizona were acquired on March 31, 1998 and reflect one month of operations.

INTEREST INCOME was $0.3 million and primarily related to interest earned on the Company's outstanding notes receivable which were acquired on March 31, 1998.

INTEREST EXPENSE was $0.3 million and primarily related to the $36.3 million of mortgage debt outstanding at April 30, 1998 in addition to certain advances made by Excel which were repaid in April 1998. The mortgage debt was all assumed on March 31, 1998.

DEPRECIATION EXPENSE totaled $0.3 million and related to the $88.1 million of buildings and the $1.8 million of leasehold interests held by the Company at April 30, 1998.

PROPERTY OPERATING EXPENSES were $0.1 million and primarily related to the three properties located in Scottsdale, Arizona.

GENERAL AND ADMINISTRATIVE EXPENSES were $0.1 million in the three months ended April 30, 1998. The general and administrative expenses include certain costs charged to the Company in April 1998 by Excel pursuant to certain agreements providing for the sharing of certain facilities and services.

PROVISION FOR INCOME TAXES was $0.2 million, all of which is current expense.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, the Company received approximately $11.1 million in cash and approximately $10.9 million in notes receivable from the sale of common stock to certain officers and employees of the Company. In addition, the Company sold 21,281,000 share of Series A Preferred Stock for total net proceeds (after a placement fee of $2.4 million) of approximately $104.0 million. At April 30, 1998, the Company had $40.0 million of cash remaining after the cash requirements of the Spin-off, and real estate and other investments made prior to April 30, 1998.

At April 30, 1998, the total debt of the Company consisted of the following:
(i) $26.0 million in mortgages on eight properties leased to Wal-Mart Stores, Inc ("Wal-Mart"). These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire. (ii) $7.7 million in mortgages on two properties leased to Lowe's Home Centers, Inc. ("Lowe's"). These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire.
 (iii) A $2.6 million mortgage securing an office building in Scottsdale, Arizona, monthly payments on which are approximately $25,000 with a balloon payment in the year 2006.

The Company has provided to AMC letters of credit on the construction of the properties leased to AMC of which $14.6 was outstanding at April 30, 1998.
In May 1998, $7.0 was borrowed by the Company in connection with the letters of credit which is due June 30, 1998. Also in May 1998, the Company borrowed an additional $18.1 million secured by one of the properties leased to AMC. This mortgage is due in the year 2018 with a fixed interest rate of 7.52% and is fully amortizing over the lease term of 20 years.

The Company anticipates that cash flow from operations will be adequate to meet the current cash requirements of its operating properties. The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development, mortgage debt maturities, and other investment opportunities, through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, entering into joint venture arrangements with financial partners, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets.

The Company expects to fund the initial $19.0 million of capital required to fund a joint venture, Millennia Car Wash, LLC which was formed to acquire car wash properties. The Company may also purchase additional assets and make such capital expenditures from time to time in the future. Any such expenditures will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

RECENTLY FORMED ENTITY; LACK OF INDEPENDENT OPERATING HISTORY. The Company is a recently-formed entity with no prior operating history. There can be no assurance that the Company will not encounter financial, managerial or other difficulties as a result of its lack of operating history or inability to rely on the financial and other resources of Excel. Currently, the Company has no external source of financing. Although the Company expects to be able to access capital markets or to seek other financing, there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

RELIANCE ON MAJOR TENANTS. As of April 30, 1998, the Company's largest tenants were AMC, Wal-Mart, and Lowe's which accounted for approximately 45.2%, 34.2% and 11.1% of the Company's annualized scheduled base revenues as of such date. The financial position of the Company may be adversely affected by financial difficulties experienced by any of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. As of June 11, 1998, executive officers and directors of the Company beneficially owned approximately 32.9% of the Company's outstanding common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval. In addition, such ownership could discourage acquisition of the common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the common stock.

DIFFICULTY OF LOCATING SUITABLE INVESTMENTS; COMPETITION. Identifying, completing and realizing on real estate investments has from time to time been highly competitive, and involves a high degree of uncertainty. The Company competes for investments with many public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds and REITs) and other institutional investors, as well as individuals. There can be no assurance that the Company will be able to locate and complete investments which will be profitable or that it will be able to fully invest its available capital. Many of those with whom the Company competes for investments are far larger than the Company, may have greater financial resources than the Company and may have management personnel with more experience than the officers of the Company.

ACQUIRED PROPERTIES MAY FAIL TO PERFORM AS EXPECTED AND CAPITAL EXPENDITURES MAY EXCEED ESTIMATES. The Company intends to acquire existing properties to the extent they can be acquired on advantageous terms and meet the Company's investment criteria. Acquisitions of properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected, that estimates of the costs of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate and the occupancy rates and rents achieved may be less than anticipated.

UNCERTAINTY OF CASH FLOW FROM DEVELOPMENT, CONSTRUCTION AND RENOVATION ACTIVITIES. The Company also intends to pursue the selective development, construction and renovation of properties for its own account or the account of, or through, entities in which it owns an equity interest as opportunities arise, including without limitation long-term, higher-risk, mixed-use retail entertainment projects and hospitality projects. Risks associated with the Company's development, construction and renovation activities include risks that: the Company may abandon development opportunities after expending resources to determine feasibility; construction and renovation costs of a project may exceed original estimates; occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable; and development, construction, renovation and lease-up may not be completed on schedule (including risks beyond the control of the Company, such as weather or labor conditions or material shortages) resulting in increased debt service expense and construction costs. Development, construction and renovation activities also are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of the project which could adversely affect the financial condition and results of operations of the Company.

OPERATING RISKS. If the properties of the Company, the properties of those entities in which it invests or the properties of those entities to which it will lend do not generate revenue sufficient to meet operating expenses, the financial condition and results of operations of the Company may be adversely affected. The Company's financial condition and results of operations also may be adversely affected by a number other factors including downturns in the international or domestic general economic climate or local real estate conditions.

DEPENDENCE ON RENTAL INCOME FROM REAL PROPERTY. The Company's cash flow, results of operations and value of its assets would be adversely affected if a significant number of tenants were unable to meet their lease obligations or if the Company or the owner of a property were unable to lease a significant amount of space in its properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Company will be able to re-lease space on economically advantageous terms.

ILLIQUIDITY OF REAL ESTATE INVESTMENTS. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, mortgage payments and, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's income and funds for distribution would be adversely affected. A portion of the Company's properties are mortgaged to secure payment of indebtedness, and if the Company were unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on such properties by the mortgagee.

RISK OF BANKRUPTCY OF MAJOR TENANTS. The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Company, the tenant must cure all defaults under the lease and provide the Company with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Company's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

POTENTIAL ENVIRONMENTAL LIABILITY RELATED TO THE PROPERTIES. Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances.

POSSIBLE CONFLICTS WITH EXCEL. Many of the Company's executive officers and directors also serve as executive officers and directors with Excel. Other than Kelly D. Burt, who was recently hired as a director and officer of the Company, none of the members of senior management of the Company is committed to spending a particular amount of time on the Company's affairs, nor do any of them devote his full time to the Company. As a result of dual roles, there is the potential lack of management attention to the Company which could have an adverse effect on the Company.

The Company and Excel have entered into certain agreements providing for (i) the orderly separation of the Company and Excel, (ii) the sharing of certain facilities and services, and (iii) the allocation of certain tax and other liabilities. Because of management of both the Company and Excel are largely the same, conflicts may arise with respect to the operation and effect of these agreements and relationships which could have an adverse effect on the Company if not properly resolved.

YEAR 2000. The Company currently uses Management Reports Inc. ("MRI") software on a Novell local area network. The MRI software will require an upgrade to make it year 2000 compliant, which the Company intends to install prior to December 31, 1999. The Company does not believe that additional costs associated with the software upgrade and additional implementation and training costs will be material to the Company's financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          In March 1998, upon consummation of the Spin-off, the Company sold
          (i) 9,195,224 shares of its common stock in a private placement to certain of the Company's officers at a price per share of $2.39 for an aggregate purchase price of approximately $22.0 million, and
          (ii) 21,281,000 Preferred A Shares in a private placement to certain "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), at a price per share of $5.00, for an aggregate purchase price of approximately $106.4 million. The Company relied upon an exemption from registration under Rule 506 of Regulation D under the Securities Act in connection with these private placements.

          Holders of the Preferred A Shares have the right, exercisable at any time and from time to time, to convert all or any of the Preferred A Shares into shares of the Company's common stock, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred A Shares also are convertible into common stock by the Company if the closing price of the common stock on the OTC Bulletin Board is equal to or greater than certain milestones for 30 consecutive trading days. Such price milestones were met in May 1998 and on May 18, 1998, the Company exercised its right to convert all of the outstanding Preferred A Shares into common stock, which conversion is expected to take place automatically on August 18, 1998. The Company has fixed July 28, 1998 as the record date for such mandatory conversion.

          The Company loaned to certain of its officers, in connection with their purchase of common stock described above, approximately 50% of the purchase price therefor (an aggregate amount of approximately $10.9 million). Such loans bear interest at the rate of 7.0% per annum, mature in March 2003 and are recourse obligations of such officers.

          In May 1998, the Company acquired TenantFirst, which was formed and operated by Kelly D. Burt. As consideration, the Company issued to Mr. Burt 850,000 shares of its common stock and approximately $138,000 in cash. In connection with the acquisition of TenantFirst, the Company hired Mr. Burt as a director and officer of the Company. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act in connection with this private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 Financial Data Schedule

         (b) Reports on Form 8-K

             A Current Report on Form 8-K, dated March 24, 1998, was filed with the Commission regarding the Spin-off of the Company from Excel.

             A Current Report on Form 8-K, dated March 31, 1998, was filed with the Commission regarding the distribution of the Company's stock to Excel's stockholders and the issuance of Series A Preferred Stock.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 1998                    EXCEL LEGACY CORPORATION
                                        (Registrant)


                                        By:  /s/ Gary B. Sabin
                                           ---------------------------
                                           Gary B. Sabin
                                           President


                                        By:  /s/ David A. Lund
                                           ---------------------------
                                           David A. Lund
                                           Principal Financial Officer