Form 10-K
period 1998-07-31
EXCEL LEGACY CORP
filed 1998-10-28
CIK 1050671

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934

For The Fiscal Year Ended: JULY 31, 1998         Commission File Number: 0-23503

                               EXCEL LEGACY CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        DELAWARE                                          33-0781747
------------------------                    -----------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

            16955 VIA DEL CAMPO, SUITE 240,  SAN DIEGO, CALIFORNIA  92127
--------------------------------------------------------------------------------
                       (Address of principal executive offices)

                    Registrant's telephone number:  (619) 485-9400

           Securities Registered Pursuant To Section 12(b) of the Act: None

             Securities Registered Pursuant to Section 12(g) of the Act:

                                    TITLE OF CLASS
                                    --------------
                       Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $60,839,000 as of October 23, 1998 based on the $2.71875 closing price on such date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT OCTOBER 23, 1998
----------------------------                     -------------------------------
Common Stock, $.01 par value                                33,457,804

Documents incorporated by reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the Commission are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1. BUSINESS

GENERAL

Excel Legacy Corporation (the "Company"), a Delaware corporation, was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), now known as New Plan Excel Realty Trust, Inc. ("New Plan Excel"), a Maryland corporation and a real estate investment trust ("REIT"). On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

The Company was formed to pursue real estate opportunities, including those not restricted by the federal income tax laws governing REITs or influenced by Excel's objectives of increasing cash flows and maintaining certain leverage ratios. In connection with the Spin-off, certain real properties, note receivables and related assets and liabilities were transferred to the Company from Excel. In addition to operating assets obtained from the Spin-off, the Company intends to pursue a variety of real estate related activities, including (i) developing long-term, mixed-used development/entertainment projects that have the potential for substantial capital gains but which may take three to five years or more to fully develop, (ii) acquiring single tenant properties that can be highly leveraged with fixed rate debt that amortizes over the term of the tenant leases, (iii) investing in operating real estate companies, (iv) investing in properties requiring significant restructuring or redevelopment in order to create substantial value, such as changing the use, tenant mix or focus of a property, and (v) acquiring debt or equity securities in real estate operating companies, including defaulted debt at a discount to the value of the underlying asset securing the debt. The Company may also engage in other business and investment activities not directly related to the real estate industry.

As of October 23, 1998, the Company and its subsidiaries had approximately 683 employees, approximately 10 of whom were shared with New Plan Excel. The shared employees are paid by New Plan Excel and reimbursed by the Company based upon an Administrative Services Agreement between the Company and New Plan Excel. The Administrative Services Agreement requires the Company to pay New Plan Excel 23% of the salary and bonus of certain New Plan Excel executive officers and other employees as compensation for their services to the Company.

The Company's executive offices are located at 16955 Via Del Campo, Suite 240, San Diego, California 92127 and its telephone number is (619)485-9400.

SPIN-OFF

The Spin-off of the Company occurred through a special dividend to the holders of common stock of Excel of all the outstanding common stock of the Company held by Excel. In connection with the Spin-off, Excel transferred to the Company certain assets with a book value of $61.2 million in exchange for 23,412,580 shares of common stock of the Company, a note payable from the Company to Excel in the amount of approximately $26.4 million, and the assumption by the Company of indebtedness on the real estate properties in the amount of approximately $36.4 million. Also in connection with the Spin-off, ERT Development corporation ("EDV"), a Delaware corporation of which New Plan Excel owns 100% of the outstanding preferred shares, transferred certain assets to the Company in exchange for the cancellation by Excel of approximately $38.1 million of EDV's outstanding indebtedness to Excel.

STRATEGY AND PHILOSOPHY

The following is a brief discussion of certain investment, financing and other strategies and policies of the Company. These policies have been determined by the Company's Board of Directors and generally may be amended or revised from time to time by the Board of Directors. There can be no assurance that the Company's strategies will be successful.

INVESTMENTS

The Company intends to acquire, develop, own and manage a variety of real estate related assets that offer return opportunities. As opportunities emerge and in response to changes in real estate, market and general economic conditions, the Company may in the future reexamine its real estate related businesses and activities. The activities described below often do not generate immediate cash flow, and cash flow generated may be nonrecurring.

Development - The Company may from time to time undertake, directly or through joint venture financing, long-term, development projects that have the potential for substantial gains but which may take three to five years to fully develop, with particular emphasis on mixed-use retail entertainment projects. To the extent the Company provides joint venture financing, the developer will often bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. Under this financing method, the Company either may purchase the undeveloped property and lease such property back to the developer or make a subordinated loan to the developer and, upon completion, the Company would have the option to purchase the development.

Acquiring Single Tenant Properties - The Company may from time to time seek to acquire single tenant properties which can be highly leveraged with fixed rate debt that amortizes over the term of the property's tenant leases. The profits from such properties can be enhanced when debt is placed on the property which carries an interest rate below the initial purchase capitalization rate. The Company will seek to apply this business strategy to retail, office and other commercial properties.

Operating Real Estate Companies - The Company may invest in retail, residential, hotel and other types of operating companies (i.e. car washes, theme parks, etc.) and manage properties owned by such companies in which it has an equity or debt investment. These investments may be subject to existing debt financing and any such financing will have a priority over the equity interests of the Company.

Restructuring and Redevelopment in Order to Create Substantial Value - The Company may from time to time engage in selective restructuring and development activities such as changing the use, tenant mix or focus of a property, as opportunities arise and when justified by expected returns. The Company believes that appropriate, well-located properties which are currently underperforming can be acquired on advantageous terms and repositioned through such selective restructuring and development activities with the expectation of achieving enhanced returns that are greater than returns which could be achieved by acquiring a stabilized property.

Investment in Real Estate Mortgages - While the Company will emphasize equity real estate investment in properties and the restructure and redevelopment of real estate properties, the Company may invest in mortgages and other types of real estate interests. The Company may invest in first or junior mortgages that may or may not be insured by a governmental agency. The Company also may invest in participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation in the value of the property. Such mortgages may be similar to equity participations. In addition, the Company may make mortgage loans or participate in such loans.

SECURITIES OF/OR INTERESTS IN ENTITIES PRIMARILY ENGAGED IN REAL ESTATE
ACTIVITIES

The Company may from time to time acquire real estate related equity securities or make loans that constitute, or invest in real estate related senior, junior or otherwise subordinated debt securities, which debt securities may be unsecured or secured by liens on real estate or the economic benefits thereof. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. These investments may contain options to acquire, or be convertible into the right to acquire, all or a portion of the underlying real estate, or contain the right to participate in the cash flow and economic return which may be derived from real estate.

Debt investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. In some cases, the Company may only acquire a participating interest in a debt security. The Company also may provide credit enhancement or guarantees of the obligations of others involved in real estate activities, and may invest in participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation in the value of the property. Such mortgages may be similar to equity participations. In addition, the Company may make mortgage loans or participate in such loans and contemporaneously or otherwise obtain related property purchase options.

Equity investments may include development projects directly or through joint ventures, as well as the purchase of general or limited partnership interests in limited partnerships, shares in publicly traded or privately held corporations or interests in other entities that own real estate, make real estate related loans, invest in real estate related debt instruments or provide services or products to the real estate industry. The Company intends to engage in real estate businesses, which may include land subdivisions, property sales and other businesses. The Company may also hold real estate or interests therein for investment. The Company may purchase substantially leased, mostly unleased or vacant properties of any type or geographic location. The Company also may purchase leasehold positions and sublease the property.

PROACTIVE ASSET MANAGEMENT

The Company's management regularly monitors and evaluates each portfolio asset to identify properties which can be sold or exchanged for optimal sales prices (or exchange values) given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties which have limited appreciation potential and redeploy capital into newer properties or properties where its aggressive management techniques may maximize property values. The Company may engage from time to time in like-kind property exchanges (i.e., Code Section 1031 exchanges) which will allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner. In addition to value enhancement, the Company also focuses on the efficient management of cash and maintaining strong operational cost controls.

The Company may utilize the experience of New Plan Excel and its various regional offices to provide property management for those assets acquired or developed. Through New Plan Excel, the Company has access to professional management that emphasizes maintaining or creating high occupancy rates and monitoring the physical condition of properties and the financial condition of tenants.

FINANCING POLICIES

The Company seeks to finance its investments through both public and private secured and unsecured debt financings, as well as public and private placements of its equity securities. The equity securities include both common and preferred equity issuances of the Company. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional indebtedness on such properties. There are currently no restrictions on the amount of debt that the Company may incur.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions.
 In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate for reinvestment cash flow from investments, disposition of investments and other business activities.

POLICIES WITH RESPECT TO OTHER ACTIVITIES

The Company does not intend to qualify as a REIT, but it may, from time to time, invest in REITs and sell properties or entities to REITs for cash and/or securities. Further, it may spin-off to its common stockholders shares of its subsidiaries or shares of other entities it has acquired through the sale of its properties, investments or otherwise. These spin-offs may involve the formation of new entities and may be taxable or non-taxable, depending upon the facts and circumstances.

ENVIRONMENTAL CONDITIONS

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The Company is not presently aware of any material environmental condition at any of its properties.

PRINCIPAL TENANTS

As of July 31, 1998, AMC Multi-Cinema, Inc. ("AMC") was the Company's largest tenant, accounting for approximately 20% of the Company's total revenues in 1998. AMC's parent corporation, AMC Entertainment, Inc., has guaranteed the leases under which AMC is the tenant, which guarantee will remain in place for the full term of such leases. AMC Entertainment, Inc. is a motion picture exhibitor and operates approximately 230 theaters primarily in California, Florida, Michigan, Missouri, Pennsylvania and Texas. AMC Entertainment, Inc. also owns theaters in Japan and Portugal. AMC Entertainment, Inc. is listed on the American Stock Exchange.

As of July 31, 1998, Wal-Mart Stores, Inc. ("Wal-Mart") was the Company's second largest tenant, accounting for approximately 15% of the Company's total revenues in 1998. Wal-Mart is the nation's largest retailer and operates approximately 2,000 discount department stores and over 400 warehouse clubs. Wal-Mart is listed on the New York Stock Exchange and, as of December 1997, had credit ratings of AA from Standard & Poor's Corporation ("Standard & Poor's") and Aa1-Aa2 from Moody's Investors Service, Inc. ("Moody's").

As of July 31, 1998, Lowe's Home Centers, Inc. ("Lowe's") was the Company's third largest tenant and accounted for approximately 5% of the Company's total revenues in 1998. Lowe's is owned by Lowe's Companies, Inc., the nation's second largest home improvement retailer with over 400 stores. Lowe's Companies, Inc. is listed on the New York Stock Exchange and, as of December 1997, had credit ratings of A and A2 from Standard & Poor's and Moody's, respectively.

AMC Entertainment, Inc., Wal-Mart and Lowe's are publicly-traded companies subject to the reporting requirements of the Securities Exchange Act of 1934,as amended, and financial and other information regarding these companies is on file with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The table below sets forth certain pertinent information regarding properties owned by the Company and its subsidiaries. All information is presented as of July 31, 1998.


                                                                           TOTAL               BASE
                                                                            GLA               RENTAL
                                                 TENANT                   (SQ. FT)            INCOME
                                                 ------                   --------            ------
ARIZONA
  Scottsdale Galleria. . . . . . .                 (1)                      520,481                 (1)
  Scottsdale City Centre . . . . .               various                     64,262            $913,044
  Scottsdale Land. . . . . . . . .                 (2)                          (2)                 (2)
  Brio Land. . . . . . . . . . . .           Brio Restaurant                  3,700             104,314
  Grand Hotel. . . . . . . . . . .                 (3)                          (3)                 (3)
  Millennia Car Wash . . . . . . .                 (4)                          (4)                 (4)
CALIFORNIA
  Desert Fashion Plaza . . . . . .      Saks Fifth Avenue/various           283,941           1,388,868
  Rancho Bernardo. . . . . . . . .                 (5)                          (5)                 (5)
  San Diego. . . . . . . . . . . .                 (7)                          (7)                 (7)
COLORADO
  Brighton (6) . . . . . . . . . .              Wal-Mart                     94,220             343,021
  Highlands Ranch. . . . . . . . .                AMC                       110,000           2,413,000
  Telluride. . . . . . . . . . . .                 (8)                          (8)                 (8)
  Westminster. . . . . . . . . . .                AMC                       110,000           2,520,000
ILLINOIS
  Orland Hills (6) . . . . . . . .              Wal-Mart                    114,513             824,075
INDIANA
  Decatur (6). . . . . . . . . . .              Wal-Mart                     72,200             324,301
  Terre Haute (6). . . . . . . . .               Lowe's                     104,259             557,786
  Wabash (6) . . . . . . . . . . .              Wal-Mart                     93,465             374,604
MICHIGAN
  Big Rapids (6) . . . . . . . . .              Wal-Mart                     91,440             337,628
OHIO
  Middletown (6) . . . . . . . . .               Lowe's                     126,400             650,000
PENNSYLVANIA
  Wyomissing (6) . . . . . . . . .              Wal-Mart                    115,092             679,668
TEXAS
  Temple (6) . . . . . . . . . . .              Wal-Mart                    110,580             629,771
WISCONSIN
  Berlin (6) . . . . . . . . . . .              Wal-Mart                     59,097             218,017
WINNIPEG, CANADA
  Newport Centre (9) . . . . . . .      Bank of Montreal/various            156,884             936,000
                                                                          ---------         -----------
     Total . . . . . . . . . . . .                                        2,230,534         $13,214,097
                                                                          ---------         -----------
                                                                          ---------         -----------


____________

     (1)  Property is currently being redeveloped.
     (2) Property consists of vacant land adjacent to the Scottsdale Galleria and the Brio Land.
     (3) The Company holds a 65% ownership interest in Grand Tusayan LLC which owns and operates a 120-room hotel and restaurant.
     (4) The Company holds a majority interest in Millennia Car Wash LLC which owns and operates nine car washes in Phoenix, Arizona and surrounding areas.
     (5) Property consists of land currently under development as an office building.
     (6) Single tenant property acquired from Excel in connection with the Spin-off.
     (7)  Property consists of vacant land currently held for sale.
     (8) Property consists of vacant land being considered for time share or condominium development.
     (9) Property is owned by a Nova Scotia company of which the Company holds a 50% ownership interest.

SINGLE TENANT PROPERTIES

The Company acquired ten single tenant free-standing buildings from Excel in connection with the Spin-off ("Single Tenant Properties"). Eight of the Single Tenant Properties are leased to Wal-Mart. These properties are located in Brighton, Colorado; Orland Hills, Illinois; Decatur, Indiana; Wabash, Indiana; Big Rapids, Michigan; Wyomissing, Pennsylvania; Temple, Texas; and Berlin, Wisconsin. The buildings range from 59,097 to 115,092 square feet of gross leasable area ("GLA") and the leases expire from 2008 to 2009 with extension options. The remaining two Single Tenant Properties are leased Lowe's. These properties are located in Terre Haute, Indiana and Middletown, Ohio. The buildings contain 104,259 and 126,400 square feet of GLA, respectively, and the leases both expire in 2013 with extension options. All of the above leases are triple net leases and all property taxes and other incidental property expenses are paid by the respective tenants. The Single Tenant Properties are all encumbered by fully amortizing mortgage debt expiring in 2008 to 2009.

SCOTTSDALE GALLERIA

The Company acquired the Scottsdale Galleria (the "Scottsdale Galleria") from Excel in connection with the Spin-off. The Scottsdale Galleria is situated on approximately 6.3 acres of land and consists of (i) an enclosed vacant shopping mall contained in two separate buildings, and (ii) a multi-level parking garage. The buildings and the parking garage are connected by a pedestrian bridge. The main building is a four level building with a transparent glass roof and has approximately 414,768 square feet of GLA. The smaller building contains the "5th Avenue Shops" and has approximately 105,713 square feet of GLA.

The Scottsdale Galleria is located in the designated Redevelopment District, a project for the City of Scottsdale which will utilize the Arizona Canal as the main focal point with landscaped banks, benches, walkways, bridges and stores lining the canal banks. The area is typified by single family residences, hotels, commercial and multi-family uses and is going through a growth and renovation cycle, of which the Redevelopment District is an integral part, with the older retail uses being remodeled as well as new growth in the retail and apartment segments of the market. The Company, through a joint venture, The Canals of Scottsdale, LLC, is in negotiations with the city to redevelop this area.

SCOTTSDALE CITY CENTRE

The Company acquired the Scottsdale City Centre, a 64,262 square foot office building situated on approximately 2.5 acres of land in Scottsdale, Arizona (the "City Centre"), from EDV in connection with the Spin-off. The City Centre originally was purchased as an expansion site associated with the Waterfront Redevelopment District and the Scottsdale Galleria. The City Centre is encumbered by mortgage debt which expires in 2006.

SCOTTSDALE LAND

The Company acquired approximately 3.6 acres of vacant land located in Scottsdale, Arizona (the "Scottsdale Land") from EDV in connection with the Spin-off. EDV purchased the property in March 1998 as an expansion site associated with the Redevelopment District and the Scottsdale Galleria. The Scottsdale Land is located in three sections, which are adjacent to the Scottsdale Galleria and the Brio Land.

BRIO LAND

The Company acquired approximately 0.5 acres of land located in Scottsdale, Arizona (the "Brio Land") from EDV in connection with the Spin-off. EDV purchased the Brio Land in November 1997 as an expansion site associated with the Redevelopment District and the Scottsdale Galleria. The Brio Land currently contains a 3,700 square foot building which is leased to the Brio Restaurant.

GRAND HOTEL

The Company acquired a leasehold interest in approximately 6.5 acres of land located in Tusayan, Arizona at the entrance to Grand Canyon National Park on the South Rim (the "Grand Canyon Property") from Excel in connection with the Spin-off. The lease has a term of 50 years and two ten-year renewal options and encompasses both the Grand Canyon Property and an adjacent parcel consisting of approximately 3.5 acres currently owned by Red Feather Properties Limited Partnership. Red Feather Properties Limited Partnership and the Company have formed a joint venture, Grand Tusayan LLC, in which the Company contributed the land lease and capital required to construct a hotel and restaurant. In July 1998, Grand Tusayan LLC completed construction of a 120-room hotel on the property, and in October 1998, the restaurant opened for business. The Company holds 65% of the ownership interest in Grand Tusayan LLC and is entitled to a 12% preferred rate of return on its investment in the joint venture.

DESERT FASHION PLAZA

In May 1998, the Company acquired a majority interest in Desert Fashion Plaza, L.L.C. which owns an urban mall located in Palm Springs, California (the "Desert Fashion Plaza"). At July 31, 1998, the Company's ownership in Desert Fashion Plaza, L.L.C. was approximately 96%. The Desert Fashion Plaza contains approximately 280,000 square feet of GLA and presently has two anchor tenant spaces, leased by Saks Fifth Avenue and the former I. Magnin, and approximately 80 small shop tenant spaces. The property was purchased as a redevelopment opportunity. The plans for the Desert Fashion Plaza include demolishing an 18,000 square foot vacant building on an outparcel and rebuilding a 12,000 square foot building which could be leased to a restaurant operator. The I. Magnin space, which is currently vacant (43,000 sq. ft.), will also be demolished and replaced with Metropolitan Theaters. The Company intends to remodel the remainder of the mall into an open air entertainment/restaurant/retail center and expand it to approximately 315,000 square feet. The Company is entitled to a 20% preferred rate of return on its investment in the joint venture.

RANCHO BERNARDO, CALIFORNIA

The Company owns three parcels of vacant land located in San Diego, California (together the "San Diego Land"). The Company acquired approximately 27,000 square feet of vacant land from EDV in connection with the Spin-off. In March 1998 the Company acquired an additional 1.4 acres of vacant land. The Company is currently developing an office building on one of the land parcels and exploring development or sale plans for the remaining land parcels.

SAN DIEGO, CALIFORNIA

In March 1998, the Company purchased approximately 11.1 acres of land located in the community of Rancho Bernardo in San Diego, California. This land is currently under consideration for sale.

HIGHLANDS RANCH AND WESTMINSTER, COLORADO

In January 1998, the Company acquired two properties under construction situated on approximately 43.6 acres of land in Highlands Ranch and Westminster, Colorado. The properties consist of two 110,000 square foot, 24 screen movie theaters, which were completed in March and April 1998. The Highlands Ranch theater contains 4,850 seats and the Westminster theater contains 5,100 seats. Both properties are occupied by AMC. The leases are guaranteed by AMC's parent corporation, AMC Entertainment, Inc. Each of the leases has a 20-year term. The AMC leases are triple net leases and all property taxes and other incidental property expenses on the Highlands Ranch and Westminster properties are paid by AMC. AMC has an option to extend the term of each lease for six consecutive periods of five years. Both properties are encumbered by non-recourse, fixed rate, fully amortizing mortgage debt which expires in 2018.

TELLURIDE, COLORADO

In January 1998, the Company acquired approximately 0.25 acres of land located at the base of Telluride mountain in Telluride Mountain Village Ski Resort in Telluride, Colorado. The property is being considered for time share or condominium development.

NEWPORT CENTRE

In May 1998, 3017977 Nova Scotia Company, a real estate development company of which the Company holds a 50% ownership interest, acquired a 156,000 square foot, 17-story office building and a 2,500 square foot, two-story retail building (the "Newport Centre") located in Winnipeg, Canada. The strategy for the Newport Centre is to increase rental rates, lease the vacant space and eventually sell the property.

NOTES RECEIVABLE

LOS ARCOS LOAN

In connection with the Spin-off, the Company acquired from EDV a promissory note (the "Los Arcos Loan") payable by Los Arcos Development, LLC, the owner of a 700,000 square foot indoor regional mall located in Scottsdale, Arizona. The borrower intends to redevelop the property through the acquisition of adjoining parcels and the construction of certain improvements. The note secures a three-year revolving line of credit. The Los Arcos Loan was originated in December 1996 and matures on the earlier of (i) the sale of the property or (ii) December 19, 2003. Interest on outstanding amounts under the Los Arcos Loan accrues at the rate of 12.0% per annum. The Company is also entitled to 50% of the profits upon sale of the property, if any. The Los Arcos Loan is non-recourse and repayment of the loan is secured by a first mortgage on the property.

FIRST STREET LOAN

In connection with the Spin-off, the Company acquired from EDV a promissory note (the "First Street Loan") payable by First Street Investments Limited Partnership, the owner of a 120,000 square foot, eight story office building located in downtown Phoenix, Arizona. The note secures a three-year revolving line of credit. The First Street Loan was originated in May 1997 and matures on the earlier of (i) the sale of the property or (ii) May 28, 2004. Until the maturity date, the borrower is to pay interest only at the rate of 11.0% per annum. The Company is also entitled to 50% of the profits upon sale of the property, if any. The First Street Loan is non-recourse and repayment of the loan is secured by a subordinated mortgage on the property.

GRAND CANYON LOAN

In connection with the Spin-off, the Company acquired from EDV a promissory note (the "Grand Canyon Loan") payable by Fain Properties Limited Partnership, the owner of approximately 17 acres of undeveloped land located in Tusayan, Arizona on the South Rim of Grand Canyon National Park. The Grand Canyon Loan was originated in October 1995. The note accrues interest at the rate of 10% per annum and must be repaid if the property is sold. The Grand Canyon Loan is non-recourse and repayment of the loan is secured by a first mortgage on the property. The borrower intends to use the proceeds from the Grand Canyon Loan to develop a hotel and a retail entertainment shopping center on the property, in which the Company would have a percentage ownership interest upon completion.

SEAPORT VILLAGE/HARBOR VENTURES LOAN

In connection with the Spin-off, the Company acquired from EDV a promissory note (the "Seaport Village Loan") payable by Russell B. Geyser securing a revolving line of credit. As of July 31, 1998, approximately $260,000 was outstanding under the Seaport Village Loan. The Seaport Village Loan was originated in June 1997 and matures in December 1998, subject to extension at Mr. Geyser's option until

June 1999, at which time the principal amount and all accrued interest at the rate of 12.0% per annum will be due and payable. Until the maturity date, Mr. Geyser is not required to make any payments to the Company with respect to the Seaport Village Loan.

OTHER INVESTMENTS

ENTERCITEMENT

In April 1998, the Company invested $6.0 million in EnterCitement, LLC ("EnterCitement"), a theme park development company. EnterCitement owns approximately 510 acres of land in Indianapolis, Indiana, on which it plans to develop a theme park. The Company currently holds a 23.7% ownership interest in EnterCitement which is subject to dilution upon future equity fundings.

TENANTFIRST

In May 1998, the Company acquired TenantFirst Real Estate Services, Inc. ("TenantFirst"), a fully-integrated real estate development company providing development, leasing, property management and construction management services. TenantFirst was acquired by the Company for a combination of $137,500 in cash and 850,000 shares of common stock, of which 200,000 shares are being held as collateral by the Company until certain income levels are met.

MILLENNIA

In June 1998, the Company organized Millennia Car Wash, LLC ("Millennia"), a full-service car wash company, and capitalized it with approximately $19.9 million. In June 1998, Millennia acquired substantially all of the assets of nine car wash properties in the Phoenix, Arizona metropolitan area for an aggregate purchase price of approximately $18.0 million. As part of the acquisitions, Millennia acquired either equity, leasehold, or profit participation interests in the properties. At July 31, 1998, the Company held 100% of the ownership interest in Millennia. Another party manages the daily operations of Millennia and can earn up to 50% of the ownership interest in Millennia based upon achievement of certain returns to the Company. In August and September 1998, Millennia acquired an additional nine car wash operating facilities located in Arizona and Texas for approximately $15.2 million. Borrowings of $14.8 million were made at interest rates of 8.5% in connection with these acquisitions.

CORPORATE HEADQUARTERS

The Company's principal corporate office is located at 16955 Via Del Campo, Suite 240, San Diego, California 92127. The Company leases the space from New Plan Excel at current market rates. The Company believe that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business which, in the opinion of Company's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended July 31, 1998.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "XLCY" since March 31, 1998. As of October 23, 1998 there were approximately 14,000 record holders of the Company's common stock, plus those who hold their shares in street name. The following table sets forth the high and low bid quotations for each calendar quarter since March 31, 1998 with respect to the Company's common stock:

          FISCAL 1998          HIGH       LOW
          --------------      ------    ------
          First quarter       $   -     $   -
          Second quarter          -         -
          Third quarter        6.750     4.875
          Fourth quarter       5.344     2.813

The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

               PERIOD FROM INCEPTION (NOVEMBER 17, 1997 TO JULY 31, 1998)
               ----------------------------------------------------------
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

  INCOME STATEMENT DATA
  ---------------------
    Total revenue                               $   8,145
    Total operating expenses                       (5,267)
    Net income before income taxes                  2,878
    Provision for income taxes                     (1,143)
    Net income                                      1,735

    Net income per share:
      Basic                                         $0.11
      Diluted                                       $0.07

    Weighted average number of shares:
      Basic                                        15,842
      Diluted                                      25,984

  BALANCE SHEET DATA (AT PERIOD END)
  ----------------------------------
    Net real estate                             $ 175,756
    Total assets                                  246,916
    Mortgages payable                              72,714
    Stockholders' equity                          165,919

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. As the Company was not formed until November 17, 1997, comparison results with 1997 are not provided.

THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
--------------------------------------------------------------

RENTAL REVENUE was $4.4 million during the period. Ten single tenant properties owned by the Company since April 1, 1998 in conjunction with the Spin-off accounted for $1.6 million of rental revenue and construction on two properties in Colorado leased to AMC that were completed on March 20, 1998 and April 3, 1998 accounted for $1.8 million of revenue. Additionally, $0.4 million of rental revenue was attributable to a shopping mall located in Palm Springs, California which has been owned by the Company since May 1, 1998. The remaining $0.6 million of rental revenue was attributable to three properties located in Scottsdale, Arizona acquired by the Company in conjunction with the Spin-off.

OTHER OPERATING INCOME totaled $1.7 million in the period. Of this income, $1.2 million related to revenues recognized from Millennia which had acquired nine operating car washes in June 1998. TenantFirst which was acquired by the Company in May 1998 accounted for $0.4 million of revenues from various management contracts. Finally, the Company recognized $0.1 million of revenues from the Grand Hotel which was completed in July 1998.

INTEREST INCOME and other income was $2.0 million and primarily related to $1.3 million of interest earned on the Company's outstanding notes receivable which were acquired on March 31, 1998. In addition, the Company earned $0.6 million of interest income from its cash accounts.

INTEREST EXPENSE was $1.5 million and primarily related to the $72.7 million of mortgage debt outstanding at July 31, 1998. Of the mortgage debt outstanding, $35.8 million was assumed in connection with the Spin-off on March 31, 1998 and $36.9 million was assumed in June 1998.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.0 million and primarily related to the $122.7 million of buildings and the $2.4 million of leasehold interests held by the Company at July 31, 1998.

PROPERTY OPERATING EXPENSES were $0.9 million and primarily related to the three properties located in Scottsdale, Arizona and the property located in Palm Springs, California. The other real estate properties owned by the Company are subject to triple net leases whereby the Company does not incur any significant operating expenses.

OTHER OPERATING EXPENSES were $0.9 million in 1998. Expenses of $0.8 million related to Millennia and $0.1 million related to the Grand Hotel.

GENERAL AND ADMINISTRATIVE EXPENSES were $0.9 million in 1998. The general and administrative expenses include certain costs charged to the Company by Excel since April 1998 pursuant to an administrative services agreement
providing for the sharing of certain facilities and services.   Additionally,
$0.3 million of the expenses related to Millennia.

PROVISION FOR INCOME TAXES was $1.1 million, of which $0.9 million was current expense and $0.2 million was deferred expense primarily relating to the utilization of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, the Company received approximately

$11.1 million in cash and approximately $10.9 million in notes receivable from the sale of common stock to certain officers and employees of the Company. In addition, the Company sold 21,281,000 shares of Series A Preferred Stock for total net proceeds (after a placement fee of $2.4 million) of approximately $104.0 million.

At July 31, 1998, the total mortgage debt of the Company consisted of the following: (i) $26.0 million in mortgages on eight properties leased to Wal-Mart which have fixed interest rates of 7.9% to 8.5%. These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire. (ii) $7.7 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire. (iii) A $2.6 million mortgage securing an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006.
(iv) $36.9 million in mortgages on two properties leased to AMC. These mortgages amortize over a period of twenty years which is equivalent to the term of the leases. The mortgages have fixed rates of 7.48% and 7.52%, respectively. All of the Company's mortgage debt is non-recourse to the Company.

In August and September 1998, Millennia incurred $14.8 million of debt in connection with the acquisition of nine car washes. The notes bear interest at 8.5% per annum, amortize over fifteen years and are non-recourse to the Company.

At July 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A shares also are entitled to a liquidation preference of $5.00 per share, plus a premium of 7.0% per annum, in the event of any liquidation, dissolution or winding up of the affairs of the Company.

The Preferred A Shares are convertible into common stock of the Company at the election of the holders at the time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred A Shares also are convertible into common stock by the Company if the closing price of the Company's common stock is equal to or greater than certain milestones for 20 consecutive trading days. Such price milestones were met in May 1998 and on May 18, 1998, the Company took steps to exercise its right to convert all of the outstanding Preferred A Shares into common stock, which conversion was expected to take place on August 18, 1998.

On August 17, 1998, the Company withdrew its election to convert the Preferred A Shares, and instead the holders and the Company agreed to modify the terms of the Preferred A Shares. Based upon advice of the Company's counsel, the Company decided to effect such modification through the exchange of the Preferred A Shares for new preferred shares of the Company, rather than through an amendment to the Preferred A Shares. The new preferred shares will be substantially similar to the Preferred A Shares, except in the following respects:

       1. The new preferred shares will be convertible into common stock at the election of the Company upon the earlier to occur of the following: (a) six months after the listing of the Company's common stock on a national securities exchange (including the New York Stock Exchange, American Stock Exchange or Nasdaq), or (b) March 31, 2000.

       2. Certain voting rights provided to the holders with respect to future issuances of common stock will be removed.

In October 1998, the Company obtained an unsecured revolving credit facility of $15.0 million from BankBoston, N.A. (the "Credit Facility"), all of which is available at October 23, 1998. Any amounts borrowed on the Credit Facility carry an interest rate of LIBOR plus 2.5%. The Credit Facility expires in October 1999.

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

YEAR 2000

The Company currently uses Management Reports Inc. ("MRI") software on a Novell local area network. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification, or even possibly replacement of such applications may be necessary. The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance before the end of 1999. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Company interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Company does not anticipate that the cost will have a material adverse effect on its financial position or results of operations. The foregoing discussion of Year 2000 issues contains forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers. This discussion should be read in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" below.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

RECENTLY FORMED ENTITY; LACK OF INDEPENDENT OPERATING HISTORY. The Company is a recently-formed entity with no prior operating history. There can be no assurance that the Company will not encounter financial, managerial or other difficulties as a result of its lack of operating history or inability to rely on the financial and other resources of New Plan Excel. Although the Company expects to be able to access capital markets or to seek other financing, there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

RELIANCE ON MAJOR TENANTS. As of July 31, 1998, the Company's largest tenants were AMC, Wal-Mart, and Lowe's which accounted for approximately 23%, 16% and 5%, respectively, of the Company's total revenues in 1998. The financial position of the Company may be adversely affected by financial difficulties experienced by any of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its lease as it expires.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. As of July 31, 1998, executive officers and directors of the Company beneficially owned or had the right to acquire approximately 33% of the Company's outstanding common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval. In addition, such ownership could discourage acquisition of the common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the common stock.

DIFFICULTY OF LOCATING SUITABLE INVESTMENTS; COMPETITION. Identifying, completing and realizing on real estate investments has from time to time been highly competitive, and involves a high degree of uncertainty. The Company competes for investments with many public and private real estate companies, including financial institutions (such as mortgage banks, pension funds and REITs) and other institutional investors, as well as individuals. There can be no assurance that the Company will be able to locate and complete investments which will be profitable or that it will be able to fully invest its available capital. Many of those with whom the Company competes for investments are far larger than the Company, may have greater financial resources than the Company and may have management personnel with more experience than the officers of the Company.

ACQUIRED PROPERTIES MAY FAIL TO PERFORM AS EXPECTED AND CAPITAL EXPENDITURES MAY EXCEED ESTIMATES. The Company intends to acquire existing properties to the extent they can be acquired on advantageous terms and meet the Company's investment criteria. Acquisitions of properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected, that estimates of the costs of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate and that occupancy rates and rents achieved may be less than anticipated.

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

DEPENDENCE ON REAL ESTATE CONDITIONS. The Company's financial condition and results of operations may be adversely affected by a number of factors affecting the real estate market generally, including downturns in the international and domestic general economic climate and local real estate conditions (including oversupply of or reduced demand for space and changes in market rental rates); energy and supply shortages; and increasing operating costs (including real estate taxes and utilities) which may not be passed through to tenants.

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

ILLIQUIDITY OF REAL ESTATE INVESTMENTS. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, mortgage payments and, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's results of operations would be adversely affected. A portion of the Company's properties are mortgaged to secure payment of indebtedness, and if the Company were unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on such properties.

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

CHANGES IN POLICIES WITHOUT STOCKHOLDER APPROVAL. The investment, financing, borrowing and distribution policies of the Company and its policies with respect to all other activities, growth, debt, capitalization, and operations, are determined by the Company's Board of Directors. Although it has no present intention to do so, the Board of Directors may amend or revise these policies at any time and from time to time at its discretion without a vote of the stockholders of the Company. A change in these policies could adversely affect the Company's financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts of its executive officers and other key personnel. While the Company believes that it could find replacements for these persons, the loss of their services could have a temporary adverse effect on the operations of the Company. There can be no assurance that the Company will be able to retain these persons or to attract suitable replacements or additional personnel if required. The Company has not obtained key-man insurance for any of its executive officers or other key personnel.

POSSIBLE CONFLICTS WITH NEW PLAN EXCEL. Many of the Company's executive officers and directors also serve as executive officers and directors of New Plan Excel. Other than four officers, none of the members of management of the Company is committed to spending a particular amount of time on the Company's affairs, nor do any of them devote all their full time to the Company. As a result of these dual roles, there is the potential lack of management attention to the Company which could have an adverse effect on the Company.

The Company and New Plan Excel have entered into certain agreements providing for (i) the orderly separation of the Company and New Plan Excel, (ii) the sharing of certain facilities and services, and (iii) the allocation of certain tax and other liabilities. Because the Company and New Plan Excel share certain members of management, conflicts may arise with respect to the operation and effect of these agreements and relationships which could have an adverse effect on the Company if not properly resolved. In this regard, the Company and New Plan Excel have adopted certain policies and procedures to be followed by the Board of Directors of each company to address potential conflicts. In addition, the Company's charter contains a specific purpose clause which identifies at the outset which types of opportunities will be pursued by the Company. This clause provides that the Company's purpose includes performing an intercompany agreement between the Company and New Plan Excel, which prohibits the Company from engaging in certain activities and making certain investments unless New Plan Excel was first offered the opportunity and declined to pursue such activities or investments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed subsequently hereto.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules:

                                                                                          PAGE
                                                                                          ----
          (1)  Report of Independent Accountants                                          F-2

          (2)  Financial Statements

               (i)    Consolidated Balance Sheet; July 31, 1998                           F-3
               (ii)   Consolidated Statement of Income; For the period
                      from inception (November 17, 1997) to July 31, 1998                 F-4
               (iii)  Consolidated Statement of Changes In Stockholders'
                      Equity; For the period from inception (November 17, 1997)
                      to July 31, 1998                                                    F-5
               (iv)   Consolidated Statement of Cash Flows;  For the period
                      from inception (November 17, 1997) to July 31, 1998                 F-6
               (v)    Notes to Consolidated Financial Statements                          F-7

          (3)  Financial Statement Schedules

               (i)    Schedule II; Valuation and Qualifying Accounts; For the
                      period from inception (November 17, 1997) to July 31, 1998          F-17
               (ii)   Schedule III; Real Estate and Accumulated Depreciation;
                      July 31, 1998                                                       F-18

     (b)  Reports on Form 8-K filed during the quarter ended July 31, 1998:

          None

     (c)  Exhibits:

          Refer to Exhibit Index as follows.

                                    EXHIBIT INDEX

2.1    (2)   Distribution Agreement, dated as of March 31, 1998, by and among
             Excel Realty Trust, Inc., Excel Legacy Corporation and ERT
             Development Corporation.
3.1    (3)   Amended and Restated Certificate of Incorporation of Excel Legacy
             Corporation.
3.2    (3)   Amended and Restated Bylaws of Excel Legacy Corporation.
4.1    (4)   Form of Common Stock Certificate.
4.2    (2)   Certificate of Designations of the Series A Preferred Stock of
             Excel Legacy Corporation.
4.3    (2)   Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31, 1998, issued by Excel Legacy Corporation to
             BankBoston Capital Inc.
4.4    (2)   Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31,1998, issued by Excel Legacy Corporation to
             Southeastern Asset Management, Inc.
10.1   (4)   1998 Stock Option Plan of Excel Legacy Corporation.
10.2   (2)   Administrative Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.
10.3   (2)   Intercompany Agreement, dated as of March 31, 1998, by and between
             Excel Realty Trust, Inc. and Excel Legacy Corporation.
10.4   (2)   Tax Sharing Agreement, dated as of March 31, 1998, by and between
             Excel Realty Trust, Inc. and Excel Legacy Corporation.
10.5   (2)   Transitional Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.
10.6   (2)   Purchase Agreement, dated as of March 31, 1998, by and among Excel
             Legacy Corporation and the purchasers named therein.
10.7   (2)   Registration Rights Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.
10.8   (4)   Form of Indemnity Agreement between Excel Legacy Corporation and its directors and executive officers.
10.9   (5)   Lease, dated as of March 26, 1997, between MBK Southern
             California/MBK Mountain States Ventures and American-Cinema, Inc.
             (including Assignment and Assumption of AMC lease dated as of
             December 31, 1997, between MBK Southern California/MBK Mountain
             States Ventures and Excel Legacy Corporation).
10.10  (5)   Lease, dated as of March 26, 1997, between MBK Southern
             California/MBK Mountain States Ventures and American
             Multi-Cinema, Inc. (including Assignment and Assumption of AMC lease dated as of December 31, 1997, between MBK Southern
             California/MBK Mountain States Ventures and Excel Legacy
             Corporation).
10.11  (1)   Operating Agreement dated as of October 9, 1998 of Grand Tusayan,
             LLC, a Delaware limited liability company, as amended.
10.12  (1)   First Amended and Restated Operating Agreement dated as of July
             27, 1998 of Millennia Car Wash, LLC, a Delaware limited liability company.
10.13  (1)   First Amended and Restated Operating Agreement dated as of July
             29, 1998 of Newport on the Levee, LLC, a Delaware limited
             liability company.
21.1   (1)   Subsidiaries of Excel Legacy Corporation.
27.1   (1)   Financial Data Schedule.

             ___________

(1)      Filed herewith.
(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on April 2, 1998.
(3) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-55715) filed with the Commission on June 1, 1998.
(4) Incorporated by reference to Amendment No. 1 to the Company's Registrant Statement on Form 10 (File No. 0-23503) filed with the Commission on February 10, 1998.
(5) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10 (File No. 0-23503) filed with the Commission on March 12, 1998.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXCEL LEGACY CORPORATION


DATE:    October 28, 1998             By: /s/ GARY B. SABIN
                                          --------------------------------
                                          GARY B. SABIN
                                          President and Chief Executive Officer


DATE:    October 28, 1998             By: /s/ JAMES Y. NAKAGAWA
                                          --------------------------------
                                          JAMES Y. NAKAGAWA
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary B. Sabin                                 October 28, 1998
------------------------------------              ------------------------------
GARY B. SABIN, Director,                          Date
President, Chief Executive Officer
and Chairman of the Board

/s/ Richard B. Muir                               October 28, 1998
------------------------------------              ------------------------------
RICHARD B. MUIR, Director,                        Date
Executive Vice President and Secretary

/s/ Kelly D. Burt                                 October 28, 1998
------------------------------------              ------------------------------
KELLY D. BURT, Director and                       Date
Executive Vice President - Development

/s/ Richard J. Nordlund                           October 28, 1998
------------------------------------              ------------------------------
RICHARD J. NORDLUND, Director                     Date

/s/ Robert E. Parsons, Jr.                        October 28, 1998
------------------------------------              ------------------------------
ROBERT E. PARSONS, JR., Director                  Date

/s/ Robert S. Talbott                             October 28, 1998
------------------------------------              ------------------------------
ROBERT S. TALBOTT, Director                       Date

/s/ John H. Wilmot                                October 28, 1998
------------------------------------              ------------------------------
JOHN H. WILMOT, Director                          Date

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Excel Legacy Corporation


In our opinion, the consolidated financial statements and the financial statement schedules of Excel Legacy Corporation and subsidiaries as listed in item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Excel Legacy Corporation and subsidiaries at July 31, 1998 and the results of their operations and their cash flows for the period from Inception (November 17, 1997) to July 31, 1998, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audits of these financial statements and financial statement schedules in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


                                      PricewaterhouseCoopers, L.L.P.


San Diego, California
October 22,  1998

                              CONSOLIDATED BALANCE SHEET
                                    JULY 31, 1998

                   EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                      __________

                                        ASSETS
Real estate:
  Land                                                                  $ 51,675
  Buildings                                                              122,669
  Leasehold interests                                                      2,351
  Accumulated depreciation                                                  (939)
                                                                        --------

     Net real estate                                                     175,756

Cash                                                                      11,491
Accounts receivable, less allowance for bad debts of $14                     732
Notes receivable                                                          23,171
Investment in partnerships                                                11,138
Interest receivable                                                        3,889
Pre-development costs                                                      6,662
Other assets                                                               7,757
Deferred tax asset                                                         6,320
                                                                        --------

                                                                       $ 246,916
                                                                        --------
                                                                        --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgages payable                                                     $ 72,714
  Accounts payable and accrued liabilities                                 5,680
  Other liabilities                                                          816
  Income taxes payable                                                       934
                                                                        --------

     Total liabilities                                                    80,144
                                                                        --------

Commitments and contingencies                                                -

Minority interests                                                           853
                                                                        --------

Stockholders' equity:
  Series A Preferred stock, $.01 par value, 50,000,000 shares
     authorized, 21,281,000 shares issued and outstanding                    213
  Common stock, $.01 par value, 150,000,000 shares authorized,
     33,457,804 shares issued and outstanding                                335
  Additional paid-in capital                                             174,508
  Retained earnings                                                        1,735
  Notes receivable from officers for common shares                       (10,872)
                                                                        --------

     Total stockholders' equity                                          165,919
                                                                        --------

                                                                        $246,916
                                                                        --------
                                                                        --------

                 The accompanying notes are an integral part
                         of the financial statements

                  EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

      FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997)  TO JULY 31,1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   __________


Revenue:
     Rental                                              $  4,417
     Other operating income                                 1,732
     Interest income and other revenues                     1,996
                                                         --------
          Total revenue                                     8,145
                                                         --------
Operating expenses:
     Interest                                               1,518
     Depreciation and amortization                          1,057
     Property operating expenses                              915
     Other operating expenses                                 876
     General and administrative                               898
     Minority interest                                          3
                                                         --------
          Total operating expenses                          5,267
                                                         --------
Income before income taxes                                  2,878
Provision for income taxes                                  1,143
                                                         --------
     Net income                                          $  1,735
                                                         --------
                                                         --------
Basic net income per share                                  $0.11
                                                         --------
                                                         --------
Diluted net income per share                                $0.07
                                                         --------
                                                         --------


                  The accompanying notes are an integral part
                         of the financial statements

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                      __________



                                       SERIES A
                                   PREFERRED STOCK           COMMON STOCK     ADDITIONAL    OFFICER                     TOTAL
                               ----------------------    -------------------    PAID-IN      NOTES       RETAINED    STOCKHOLDERS'
                                NUMBER         AMOUNT     NUMBER     AMOUNT     CAPITAL    RECEIVABLE    EARNINGS       EQUITY
                               --------        ------    --------   --------  ----------   ----------    --------    -------------
Balance at inception                    -      $    -           -       $  -    $      -    $      -      $     -       $        -

Issuance of preferred stock    21,281,000         213           -          -     106,192           -            -          106,405

Issuance of common stock                -           -  33,457,804        335      70,831                        -           71,166

Notes receivable from
  officers for common shares            -           -           -          -           -     (10,872)           -          (10,872)

Issuance costs                          -           -           -          -      (2,515)          -            -           (2,515)

Net income                              -           -           -          -           -           -        1,735            1,735
                               ----------      ------  -----------     -----   ---------    --------      -------        ---------
Balance at July 31, 1998       21,281,000      $  213  33,457,804      $ 335   $ 174,508    $(10,872)     $ 1,735        $ 165,919
                               ----------      ------  -----------     -----   ---------    --------      -------        ---------
                               ----------      ------  -----------     -----   ---------    --------      -------        ---------


                  The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997)  TO JULY 31,1998
                                 (IN THOUSANDS)
                                   __________


Cash flows from operating activities:
     Net income                                                   $   1,735
     Adjustments to reconcile net income to net cash
          provided by operations:
               Depreciation and amortization                          1,057
               Provision for bad debts                                   16
               Minority interest in partnerships                          3
          Changes in other assets                                    (6,353)
          Changes in accounts payable                                 5,680
          Changes in other liabilities                                1,247
                                                                  ---------
               Net cash provided by operating activities              3,385
                                                                  ---------

Cash flows from investing activities:
     Real estate acquisitions and construction costs paid           (98,951)
     Investment in partnerships                                     (11,138)
     Pre-development costs paid                                      (6,662)
                                                                  ---------
               Net cash used in investing activities               (116,751)
                                                                  ---------
Cash flows from financing activities:
     Issuance of preferred stock                                    106,405
     Proceeds from issuance of mortgages and notes payable           82,367
     Principal payments of mortgages and notes payable              (72,504)
     Issuance of common stock                                        11,104
     Issuance costs                                                  (2,515)
                                                                  ---------
               Net cash provided by financing activities            124,857
                                                                  ---------
               Net increase in cash                                  11,491

Cash at inception                                                        -
                                                                  ---------
Cash at July 31                                                  $   11,491
                                                                  ---------
                                                                  ---------


                  The accompanying notes are an integral part
                          of the financial statements

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      __________






1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all significantly owned affiliates. The Company uses the equity method of accounting to account for its investment in Nova Scotia Company and the Company uses the cost method to account for its investment in Entercitement LLC (Note 5).

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

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     MANAGEMENT CONTRACTS

     The Company acquired certain management contracts in conjunction with its acquisition of TenantFirst (Note 5). The management contracts are recorded at cost and amortized over a period of seven years.

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

     REVENUE RECOGNITION

     Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. Certain of the leases also provide for tenant reimbursement of common area maintenance and other operating expenses. All the above revenue is included in the accompanying Statement of Income as rental revenue.

     NET INCOME PER COMMON SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share (Note 8).

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and requires restatement of earlier periods presented. SFAS No. 130 had no effect on the Company's consolidated financial statements. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Management is currently evaluating the requirements of SFAS 131.

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

2.   SPIN-OFF:

     Prior to the Spin-off (Note 1) on March 31, 1998, ERT Development Corporation ("EDV"), a Delaware Corporation and an affiliate of Excel transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to Excel for a total consideration of approximately $38,112,000. Excel contributed to the Company, the above assets from EDV, together with ten single tenant properties owned by Excel with a book value of approximately

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    __________

2.   SPIN-OFF, CONTINUED:

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

     The Spin-off took place through a dividend distribution to Excel's common stockholders, of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's and EDV's original book value. The tax effect of the difference between fair market value and book value was $6,528,000 and was recorded as a deferred tax asset.

 3.  REAL ESTATE:

     HIGHLANDS RANCH AND WESTMINSTER, COLORADO

     In January 1998, the Company acquired two properties under construction situated on approximately 43.6 acres in Highlands Ranch and Westminster, Colorado. The acquired properties consist of two 110,000 square foot 24 screen movie theaters that are occupied by AMC Multi-Cinema, Inc. ("AMC") and were completed on March 20, 1998 and April 3, 1998, respectively. The total cost of these two properties was approximately $50,047,000. The Company financed these properties with mortgage debt of $37,000,000 during 1998.

     SINGLE TENANT BUILDINGS

     The Company acquired ten single tenant buildings from Excel in connection with the Spin-off. Eight of the buildings are leased to Wal-Mart Stores, Inc. and are located in Colorado, Illinois, Indiana (2), Michigan, Pennsylvania, Texas, and Wisconsin. The other two properties are leased to Lowe's Home Centers, Inc. and are located in Indiana and Ohio. The ten properties have a total Gross Leasable Area ("GLA") of 981,266 square feet. The Company acquired these properties for $45,747,000 and assumed $33,988,000 of mortgage debt and other net liabilities.

     SCOTTSDALE GALLERIA

     The Company acquired the Scottsdale Galleria ("Galleria") from Excel in connection with the Spin-off. The Scottsdale Galleria is situated on approximately 6.3 acres and consists of (i) an enclosed shopping mall contained in two separate buildings, and (ii) a multi-level parking garage. The main building is a four level building with a transparent glass roof and the smaller building contains the "5th Avenue Shops". The property had a fair market value of $25,000,000 at the acquisition date (Note 2) and acquired the property for $14,525,000 for book purposes. This property is substantially vacant and is under consideration for a mixed use entertainment redevelopment project.

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      __________

3.   REAL ESTATE, CONTINUED:

     SCOTTSDALE LAND

     The Company acquired approximately 3.6 acres of vacant land located in Scottsdale, Arizona which was originally owned by EDV in connection with the Spin-off. The land was acquired for approximately $3,724,000 and was acquired along with other properties located in the Scottsdale area as part of the Galleria redevelopment plan.

     SCOTTSDALE CITY CENTRE

     The Company acquired the Scottsdale City Centre, a 64,262 square foot office building situated on approximately two acres in Scottsdale Arizona (the "City Centre"). The City Centre was originally owned by EDV and transferred to the Company in connection with the Spin-off. The City Centre was acquired for $7,886,000 and is encumbered by mortgage debt of $2,571,000. This property was acquired as a strategic expansion site for the Galleria redevelopment project.

     BRIO LAND

     The Company acquired approximately 0.5 acres of land located in Scottsdale, Arizona which was originally owned by EDV in connection with the Spin-off. The land currently contains a 3,700 square foot building which is leased to Brio Restaurant and was acquired for approximately $1,609,000. The property is expected to be part of the Galleria redevelopment plan along with the other above properties located in Scottsdale.

     RANCHO BERNARDO LAND

     In March 1998, the Company acquired approximately 11.1 acres of land located in the community of Rancho Bernardo in San Diego, California for approximately $4,072,000. The land is currently under consideration for sale.

     TELLURIDE LAND

     In January 1998, the Company acquired a parcel of land located at the base of Telluride mountain in Telluride Mountain Village Ski Resort in Telluride, Colorado for approximately $763,000. The land was acquired for future development.

     DESERT FASHION PLAZA

     In May 1998, the Company acquired a majority interest in Desert Fashion Plaza, L.L.C., a Delaware limited liability company which owns an urban mall located in Palm Springs, California (the "Desert Fashion Plaza") for approximately $13,588,000. Desert Fashion Plaza contains approximately 290,000 square feet of GLA. Presently the mall is anchored by Saks Fifth Avenue and is adjacent to the Hyatt Regency Hotel. The Company has acquired this property for redevelopment.

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      __________

4.   NOTES RECEIVABLE:

     LOS ARCOS

     In connection with the Spin-off, the Company acquired a $16,212,000 promissory note payable by Los Arcos Development, LLC, the owner of a 700,000 square foot indoor regional mall located in Scottsdale, Arizona. The Company also received $2,414,000 of accrued interest in connection with the Spin-off. Interest on the note accrues at the rate of 12% per annum. The note matures on the earlier of (i) the sale of the property or (ii) December 2003. Accrued interest on the Los Arcos loan becomes payable out of the property's net cash flow once the borrower's development of the property is completed. The note is secured by a first mortgage on the property and includes a 50% profit participation upon the property's sale.

     FIRST STREET

     The Company acquired a $5,538,000 promissory note in connection with the Spin-off payable by First Street Investments Limited Partnership, the owner of a 120,000 square foot, eight story office building located in downtown
     Phoenix, Arizona.   The Company also assumed $119,000 of accrued interest
     in connection with the Spin-off.   The note matures on the earlier of (i)
     the sale of the property or (ii) May 2004 and is secured by a subordinated mortgage on the property and includes a 50% profit participation upon sale of the property. Until the maturity date, the borrower is to pay interest only at the rate of 11% per annum. Interest not paid currently accrues at the rate of 12% per annum.

     GRAND CANYON

     In connection with the Spin-off, the Company acquired a $1,050,000 promissory note payable by Fain Properties Limited Partnership, the owner of approximately 17 acres of undeveloped land located in Tusayan, Arizona near the Grand Canyon National Park. The note accrues interest at 10% and is secured by a first mortgage on the property.

     OTHER

     The Company has outstanding two additional notes receivable it obtained in connection with the Spin-off. These notes total $371,000 at July 31, 1998 and bear interest at 11% to 12% per annum.

     OFFICERS

     In connection with the sale of common stock to certain of the Company's officers and employees (Note 8), the Company issued $10,872,000 of notes receivable due from certain of the Company's officers. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at July 31, 1998 from these notes total $254,000. The notes have been offset against stockholders' equity on the Company's accompanying Balance Sheet.

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      __________

5.   INVESTMENTS:

     MILLENNIA CAR WASH, LLC

     The Company has invested $19,891,000 in a joint venture arrangement with Millennia Car Wash, LLC ("Millennia"). In June 1998, Millennia acquired nine car wash properties in the Phoenix, Arizona metropolitan area. At July 31, 1998, the Company holds 100% of the ownership interest in Millennia. Another party manages the daily operations of Millennia and can earn up to 50% of the ownership interest in Millennia based upon operating results exceeding a 35% return on the Company's investment. The accounts of Millennia are consolidated with the Company's financial statements. Summary unaudited financial information as of July 31, 1998 and for the period from the acquisition of the car wash properties to July 31, 1998 is as follows (in thousands):


      BALANCE SHEET                                     INCOME STATEMENT
        Land                             $  3,117         Operating revenue                  $ 1,178
        Buildings, net of accumulated                     Operating expenses                    (747)
         depreciation                      13,504         General and administrative costs      (288)
        Other assets                        3,599         Depreciation and amortization          (85)
                                         --------                                            -------
           Total assets                  $ 20,220         Net income                         $    58
                                         --------                                            -------
                                         --------                                            -------
        Accounts payable and other
           liabilities                   $    271
        Stockholders' equity               19,949
                                         --------
           Total liabilities and
             stockholders' equity        $ 20,220
                                         --------
                                         --------


     In August and September 1998, Millennia acquired an additional nine car wash properties located in Arizona and Texas for approximately $15.2 million. Notes payable of $14.8 million bearing annual interest of 8.5% were borrowed in connection with these acquisitions.

     THE GRAND HOTEL

     The Company has invested $13,309,000 in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the development of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. The hotel was opened in July 1998 and the dinner theater was opened in October 1998. The accounts of the Grand Hotel are consolidated with the Company's financial statements. At July 31, 1998, the Company ownership in the Grand Hotel was 65% although the Company was entitled to approximately 97% of the Grand Hotel's operations based upon its equity contributed. Summary unaudited financial information as of July 31, 1998 and for the period from the completion of the hotel to July 31, 1998 is as follows (in thousands):


      BALANCE SHEET                                     INCOME STATEMENT
        Leasehold interest in land         $   2,351      Revenue                            $   95
        Building, net of depreciation          9,986      Operating expenses                   (114)
        Other assets                           1,380      Depreciation and amortization         (38)
                                           ---------                                         ------
          Total assets                     $  13,717      Net Loss                           $  (57)
                                           ---------                                         ------
                                           ---------                                         ------

        Accounts payable and other
          liabilities                      $    114
        Stockholders' equity                 13,603
                                           --------
          Total liabilities and
            stockholders' equity           $ 13,717
                                           --------
                                           --------


                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------

5.   INVESTMENTS, CONTINUED:

     ENTERCITEMENT

     In April 1998, the Company invested $6,000,000 in EnterCitement, LLC ("EnterCitement"), a theme park development company. EnterCitement owns approximately 510 acres of land in Indianapolis, Indiana, on which it plans to develop a theme park. The Company currently holds a 23.7% ownership interest in EnterCitement.

     NEWPORT

     In May 1998, the Company invested $5,000,000 in 3017977 Nova Scotia Company ("Nova Scotia Company"), a Nova Scotia unlimited liability company. Nova Scotia Company used the proceeds to help acquire the Newport Centre, an office building located in Winnipeg, Canada. The Company is entitled to a 12% return on its investment from the eventual disposition of the property, or cash flows from operations, and owns a 50% interest in Nova Scotia Company. The Company accounts for this investment on the equity method of accounting.

     TENANTFIRST

     On May 1, 1998, the Company acquired TenantFirst Real Estate Services, Inc. ("TenantFirst"), a California corporation. In connection with the acquisition, the Company paid $138,000 in cash and issued 850,000 shares of the Company's common stock. TenantFirst performs property management and development services for various commercial properties located in San Diego, California. TenantFirst is a wholly-owned subsidiary of the Company.

6.   MORTGAGES PAYABLE:

     The Company had $72,714,000 in mortgages payable outstanding at July 31, 1998 at 7.37% to 8.53%. The mortgages are due on various dates through 2018 and monthly payments approximate $702,000. The mortgages are collateralized by real estate and an assignment of rents. The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):


        YEAR ENDED JULY 31
        ------------------
               1999           $  2,394
               2000              3,056
               2001              3,306
               2002              3,577
               2003              7,152
               Thereafter       53,229
                              --------
                              $ 72,714
                              --------
                              --------

     Mortgages of $64,981,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018. Notes payable of $14,800,000 were borrowed by Millennia in August and September of 1998 in connection with the acquisition of certain properties. These notes bear annual interest of 8.5% and are due in fifteen years.

                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------

7.   INCOME TAXES:

     At July 31, 1998, the Company had a net deferred tax asset of $6,319,000. The deferred tax asset includes $6,446,000 primarily relating to the difference between fair market value and book value of the real estate assets acquired from Excel in connection with the Spin-off and is non-current. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the asset as the Company believes the deferred tax asset will be realized as future taxable income is more likely than not. The provision for income taxes consists of the following:


                                              FEDERAL         STATE
                                             ---------      ---------
               Current payable               $ 727,000      $ 207,000
               Deferred tax expense            163,000         46,000
               Provision for income taxes    $ 890,000      $ 253,000


8.   CAPITAL STOCK:

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

     SERIES A PREFERRED SHARES

     At July 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A shares also are entitled to a liquidation preference of $5.00 per share, plus a premium of 7.0% per annum, in the event of any liquidation, dissolution or winding up of the affairs of the Company.

     The Preferred A Shares are convertible into common stock of the Company at the election of the holders at the time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred A Shares also are convertible into common stock by the Company if the closing price of the Company's common stock is equal to or greater than certain milestones for 20 consecutive trading days. Such price milestones were met in May 1998 and on May 18, 1998, the Company took steps to exercise its right to convert all of the outstanding Preferred A Shares into common stock, which conversion was expected to take place on August 18, 1998.

     On August 17, 1998, the Company withdrew its election to convert the Preferred A Shares, and instead the holders and the Company agreed to modify the terms of the Preferred A Shares. Based upon advice of the Company's counsel, the Company decided to effect such modification through the exchange of the Preferred A Shares for new preferred shares of the Company, rather than through an amendment to the Preferred A Shares. The new preferred shares will be substantially similar to the Preferred A Shares, except in the following respects:

          1. The new preferred shares will be convertible into common stock at the election of the Company upon the earlier to occur of the following: (a) six months after the listing of the Company's common stock on a national securities exchange (including the New York Stock Exchange, American Stock Exchange or Nasdaq), or (b) March 31, 2000.

          2. Certain voting rights provided to the holders with respect to future issuances of common stock will be removed.

     OPTIONS

     The Company adopted the 1998 Stock Option Plan (the "Option Plan") for executive officers and other key employees of the Company. The aggregate number of shares issuable upon exercise of options under the Option Plan may not exceed 5,250,380 shares and are exercisable for 10 years from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value of the stock on the date of grant.

                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------

8.   CAPITAL STOCK, CONTINUED:

     In 1998, 1,900,000 options were granted under the Stock Option plan with an exercise price of $5.00 and 1,900,000 options were granted with an exercise price of $10.00. The options vest over five years and expire at various dates through December 2006. All of the options were issued to officers or affiliates of the Company.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company. Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in 1998 would have been reduced by $5,705,000 from $1,735,000 ($0.11 per share - basic, and $0.07 per share - diluted) to a net loss of $3,970,000 ($0.25 per share - basic, and $0.15 per share - diluted).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected volatility of 36.56%; risk-free interest rate of 5.54% to 5.70%; expected life of 6 years; and dividend yield of 0.00%.

     EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                        INCEPTION
                                       (NOV. 17, 1997)
        BASIC EPS                      TO JULY 31, 1998
        ---------                      ----------------
       NUMERATOR:
         Net income                         $ 1,735
                                            -------
                                            -------
       DENOMINATOR:
         Weighted average of common
           shares outstanding               15,842
                                            -------
                                            -------
       EARNINGS PER SHARE:                   $ 0.11
                                            -------
                                            -------
       DILUTED EPS
         NUMERATOR:
           Net income                       $ 1,735
                                            -------
                                            -------
       DENOMINATOR:
         Weighted average of common
           shares outstanding                15,842
         Effect of diluted securities:
           Preferred A Shares                10,142
                                            -------
                                             25,984
                                            -------
                                            -------
       EARNINGS PER SHARE:                   $ 0.07
                                            -------
                                            -------

                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amount paid for interest in 1998 was approximately $1,648,000 of which approximately $267,000 was capitalized as construction costs.

     On March 31, 1998, Excel spun-off certain assets to the Company in the form of a dividend and note payable (Notes 1 and 2). Also on March 31, 1998, common shares were issued to certain officers of the Company in exchange for cash and $10,872,000 in notes receivable (Note 4). During the period from inception (November 17, 1997) to July 31, 1998, the Company borrowed $35,523,000 in notes payable in connection with the construction of the AMC theaters.

     In May 1998, the Company issued 850,000 shares of common stock in connection with the acquisition of TenantFirst (Note 5). The market value of the shares issued was approximately $3,400,000.

10.  FINANCIAL INSTRUMENTS AND CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation limits. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of July 31, 1998. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheet at July 31, 1998 approximates the fair values for cash, accounts receivable and payable, notes receivable and mortgages payable.

     At July 31, 1998 the Company's three largest tenants accounted for approximately 20%, 15%, and 5%, respectively, of total revenues for the period ended July 31, 1998. At July 31, 1998, the Company owned 31 properties located in 11 states of which 14 properties were located in Arizona.

11.  RELATED PARTY TRANSACTIONS:

     The Company shares certain employees with New Plan Excel Realty Corporation ("New Plan Excel"), formerly Excel. The shared employees are paid by New Plan Excel and reimbursed by the Company based upon a Administrative Services Agreement which requires the Company to pay New Plan Excel 23% of the salary and bonus of the shared employees as compensation for their services to the Company. For the period ended July 31, 1998, approximately $170,000 was paid by the Company for these services. Additionally, approximately $24,000 was paid by the Company to New Plan Excel as reimbursement for various operating expenses.

                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------

12.  MINIMUM FUTURE RENTALS:

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

     Minimum future rental revenue for the next five years for the retail commercial real estate owned at July 31, 1998 and subject to noncancelable operating leases is as follows (in thousands):


               YEAR ENDED JULY 31,
               -------------------
                       1999                  $ 11,191
                       2000                    11,536
                       2001                    11,425
                       2002                    11,190
                       2003                    10,971
                       Thereafter             110,590

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data is as follows (in thousands except per share amounts):


                                                      NET INCOME    NET INCOME
                            TOTAL                     PER SHARE-     PER SHARE-
                           REVENUES     NET INCOME      BASIC         DILUTED
                           --------     ----------    ----------    -----------
          First quarter       $  -      $     -         $  -          $   -
          Second quarter         -            -            -              -
          Third quarter       1,343          363         0.03          0.02
          Fourth quarter      6,802        1,372         0.04          0.03

                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                               (IN THOUSANDS)
                                _____________

                                             ADDITIONS      DEDUCTIONS
                                             ---------      ----------
                                                             ACCOUNTS
                              BALANCE AT     CHARGED TO     RECEIVABLE     BALANCE AT
                               BEGINNING       BAD DEBT       WRITTEN        END OF
     DESCRIPTION                 OF YEAR        EXPENSE         OFF           YEAR
     -----------              ----------     -----------    -----------    ----------
Allowance for bad debts:          $   -         $  16           $   2          $  14
                                  -----         -----           -----          ------
                                  -----         -----           -----          ------

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   JULY 31, 1998
                                   (IN THOUSANDS)
                                --------------------



                                                                                        NET COST
                                                                                   CAPITALIZED (SOLD)
                                                                                     SUBSEQUENT TO
                                                      INITIAL COST                    ACQUISITION
                                                 -----------------------          --------------------
                                                           BUILDINGS AND                 BUILDINGS AND
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS          LAND    IMPROVEMENTS
        -----------           ------------       ----      -------------          ----   -------------
Scottsdale Galleria
Scottsdale, AZ                 $       -       $  1,755      $  13,077          $   -      $       -

Scottsdale City Centre
Scottsdale, AZ                     2,539          2,760          5,126              -              -

Scottsdale Towers Land
Scottsdale, AZ                         -          3,743              -              -              -

Brio Restaurant
Scottsdale, AZ                         -            563          1,046              -              -

Grand Hotel
Tusayan, AZ                         -(1)              -         10,021              -              -

Desert Fashion Plaza
Palm Springs, CA                       -          3,816          9,772              -            102

4-S Ranch Land
Rancho Bernardo, CA                    -          4,072              -              -          1,033

Land
Telluride, CO                          -            752              -              -              -

Land
Yosemite,                              -            600              -              -              -

Land
Rancho Bernardo, CA                    -          3,623              -              -              -

Wal-Mart Building
Berlin, MI                         1,567            680          1,378              -              -

Wal-Mart Building
Decateur, IN                       2,330          1,011          2,050              -              -

Wal-Mart Building
Big Rapids, MI                     2,249          1,042          2,133              -              -

Wal-Mart Building
Wysomming. PA                      4,528          2,118          4,294              -              -

Wal-Mart Building
Brighton, CO                       2,285          1,069          2,167              -              -

Wal-Mart Building
Wabash, IN                         2,496          1,168          2,367              -              -

Lowes Building
Terre Haute, IN                    3,716          1,855          3,037              -              -

Wal-Mart Building
Orland Hills,  IL                  5,922          2,631          5,372              -              -

Wal-Mart Building
Temple, TX                         4,195          1,563          3,979              -              -

Lowe's Building
Middletown, OH                     3,951          2,187          3,646              -              -

Millenia Car Washes (2)
Phoenix, AZ                            -          3,117         13,572              -              -

AMC Theater
Highlands Ranch, CO               18,067          5,800         18,736              -              -

AMC Theater
Westminster, CO                   18,869          5,750         19,761              -              -
                               ---------       --------      ---------          ------     ---------
                               $  72,714       $ 51,675      $ 121,534          $   -      $   1,135
                               ---------       --------      ---------          ------     ---------
                               ---------       --------      ---------          ------     ---------



                                                                                                                      LIFE ON WHICH
                                      GROSS AMOUNT AT WHICH                                                           DEPRECIATION
                                     CARRIED AT CLOSE OF PERIOD                                                         IN LATEST
                               -----------------------------------      ACCUMULATED                                     INCOME
                                           BUILDINGS AND     TOTAL      DEPRECIATION       DATE OF           DATE     STATEMENTS IS
                               LAND         IMPROVEMENTS      (A)           (B)          CONSTRUCTION      ACQUIRED      COMPUTED
                               ----        -------------     -----      ------------     ------------      --------   -------------
Scottsdale Galleria
Scottsdale, AZ                $  1,755     $   13,077     $   14,832        $   123            (3)           1998       40 years

Scottsdale City Centre
Scottsdale, AZ                   2,760          5,126          7,886             48           1982           1998       40 years

Scottsdale Towers Land
Scottsdale, AZ                   3,743              -          3,743              -              -           1998              -

Brio Restaurant
Scottsdale, AZ                     563          1,046          1,609             10           1975           1998       40 years

Grand Hotel
Tusayan, AZ                          -         10,021         10,021             35           1998           1998       40 years

Desert Fashion Plaza
Palm Springs, CA                 3,816          9,874         13,690             51           1967           1998       40 years

4-S Ranch Land
Rancho Bernardo, CA              4,072          1,033          5,105              -            (3)           1998              -

Land
Telluride, CO                      752              -            752              -              -           1998              -

Land
Yosemite,                          600              -            600              -              -           1998              -

Land
Rancho Bernardo, CA              3,623              -          3,623              -              -           1998              -

Wal-Mart Building
Berlin, MI                         680          1,378          2,058             13           1992           1998       40 years

Wal-Mart Building
Decateur, IN                     1,011          2,050          3,061             19           1992           1998       40 years

Wal-Mart Building
Big Rapids, MI                   1,042          2,133          3,175             20           1992           1998       40 years

Wal-Mart Building
Wysomming. PA                    2,118          4,294          6,412             40           1992           1998       40 years

Wal-Mart Building
Brighton, CO                     1,069          2,167          3,236             20           1992           1998       40 years

Wal-Mart Building
Wabash, IN                       1,168          2,367          3,535             22           1992           1998       40 years

Lowes Building
Terre Haute, IN                  1,855          3,037          4,892             28           1993           1998       40 years

Wal-Mart Building
Orland Hills,  IL                2,631          5,372          8,003             50           1992           1998       40 years

Wal-Mart Building
Temple, TX                       1,563          3,979          5,542             37           1992           1998       40 years

Lowe's Building
Middletown, OH                   2,187          3,646          5,833             34           1993           1998       40 years

Millenia Car Washes (2)
Phoenix, AZ                      3,117         13,572         16,689             68      1976-1990           1998       25 years

AMC Theater
Highlands Ranch, CO              5,800         18,736         24,536            176           1998           1998       40 years

AMC Theater
Westminster, CO                  5,750         19,761         25,511            145           1998           1998       40 years
                               -------       --------       --------           ----
                               $51,675       $122,669       $174,344           $939
                               -------       --------       --------           ----
                               -------       --------       --------           ----


(1) This property is on a land lease with a cost of $2,351 which is not included above.
(2)  These represent nine car washes located in Phoenix, Arizona.
(3)  Property is currently being redeveloped.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   JULY 31, 1998
                                   (IN THOUSANDS)
                                --------------------

[a]  Reconciliation of total real estate carrying value is as follows:

     Balance at inception (November 17, 1997):                    $      -

     Acquisitions:                                                  173,209

     Improvements and other additions:                                1,135
                                                                  ---------
     Balance at July 31, 1998:                                    $ 174,344
                                                                  ---------
                                                                  ---------

     Total cost for federal income tax purposes
     at the end of each year                                      $ 190,732
                                                                  ---------
                                                                  ---------



 [b] Reconciliation of accumulated depreciation is as follows:
     Balance at inception (November 17, 1997):                    $       -
     Depreciation expense:                                              939
                                                                  ---------
     Balance at July 31, 1998:                                    $     939
                                                                  ---------
                                                                  ---------
