Form 10-Q
period 1998-10-31
EXCEL LEGACY CORP
filed 1998-12-09
CIK 1050671

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: OCTOBER 31, 1998         Commission File Number: 0-23503

                               EXCEL LEGACY CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0781747
   -------------------------              -----------------------------------
    (State of incorporation)              (IRS Employer Identification Number)

             16955 VIA DEL CAMPO, SUITE 240, SAN DIEGO, CALIFORNIA  92127
-------------------------------------------------------------------------------
                       (Address of principal executive offices)

                    Registrant's telephone number:  (619) 485-9400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 7, 1998
----------------------------                   -------------------------------
Common Stock, $.01 par value                             33,457,804

                               EXCEL LEGACY CORPORATION

                                        INDEX

                                      FORM 10-Q

                                      ---------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
             October 31, 1998 (Unaudited)
             July 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Income
             Three Months Ended October 31, 1998 (Unaudited) . . . . . . . . .4

          Consolidated Statements of Changes in Stockholders' Equity
             Three Months Ended October 31, 1998 (Unaudited) . . . . . . . . .5

          Consolidated Statements of Cash Flows
             Three Months Ended October 31, 1998 (Unaudited) . . . . . . . . .6

          Notes to Financial Statements (Unaudited). . . . . . . . . . . . . .7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . 14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . 19

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 19


                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ---------------

                                                                    OCTOBER 31,
                                                                        1998           JULY 31,
                                                                    (UNAUDITED)          1998
                                                                    -----------      ------------

                                      ASSETS

Real estate:
   Land                                                               $  54,926      $  51,675
   Buildings                                                            135,186        122,669
   Leasehold interests                                                    2,351          2,351
   Accumulated depreciation                                              (1,870)          (939)
                                                                      ---------      ---------
      Net real estate                                                   190,593        175,756

Cash                                                                      3,539         11,491
Accounts receivable, less allowance for bad debts of $24 and
  and $14 at October 31 and July 31 1998, respectively                      252            732
Notes receivable                                                         23,176         23,171
Investment in partnerships                                               11,257         11,138
Interest receivable                                                       4,762          3,889
Pre-development costs                                                     8,956          6,662
Other assets                                                              9,433          7,757
Deferred tax asset                                                        6,163          6,320
                                                                      ---------      ---------
                                                                      $ 258,131      $ 246,916
                                                                      ---------      ---------
                                                                      ---------      ---------


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage and notes payable                                          $ 87,275       $ 72,714
   Accounts payable and accrued liabilities                               2,423          5,680
   Other liabilities                                                        840            816
   Income taxes payable                                                     241            934
                                                                      ---------      ---------
         Total liabilities                                               90,779         80,144
                                                                      ---------      ---------
Commitments and contingencies                                                -              -

Minority interests                                                          848            853
                                                                      ---------      ---------
Stockholders' equity:
   Series A Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding                  213            213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      33,457,804 shares issued and outstanding                              335            335
   Additional paid-in capital                                           174,508        174,508
   Retained earnings                                                      2,320          1,735
   Notes receivable from affiliates for common shares                   (10,872)       (10,872)
                                                                      ---------      ---------
         Total stockholders' equity                                     166,504        165,919
                                                                      ---------      ---------
                                                                      $ 258,131      $ 246,916
                                                                      ---------      ---------
                                                                      ---------      ---------


                     The accompanying notes are an integral part
                             of the financial statements

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
                     FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      --------------

Revenue:
   Rental                                                $ 3,322
   Operating income                                        4,491
   Interest income                                           977
   Partnership income and other revenues                     156
                                                         -------
      Total revenue                                        8,946
                                                         -------
Operating expenses:
   Interest                                                1,457
   Depreciation and amortization                           1,117
   Property operating expenses                             1,029
   Operating expenses                                      2,900
   General and administrative                              1,529
                                                         -------
      Total operating expenses                             8,032
                                                         -------
Income before income taxes                                   914

Provision for income taxes                                   329
                                                         -------
   Net income                                            $   585
                                                         -------
                                                         -------
Basic net income per share                                 $0.02
                                                         -------
                                                         -------
Diluted net income per share                               $0.01
                                                         -------
                                                         -------


                The accompanying notes are an integral part
                       of the financial statements.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                     FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                    -----------

                                      SERIES A
                                  PREFERRED STOCK         COMMON STOCK         ADDITIONAL               AFFILIATE       TOTAL
                               ---------------------   -------------------       PAID-IN     RETAINED      NOTES      STOCKHOLDERS'
                                 NUMBER       AMOUNT    NUMBER      AMOUNT       CAPITAL     EARNINGS    RECEIVABLE      EQUITY
                                ----------    ------   ---------    ------      ----------   ---------   ----------   -------------
Balance at August 1, 1998       21,281,000     $ 213   33,457,804     $ 335      $ 174,508      $ 1,735   $ (10,872)    $ 165,919
Net income                              -         -            -         -              -           585          -            585
                                ----------     -----   ----------     -----      ---------      -------   ---------     ---------
Balance at October 31, 1998     21,281,000     $ 213   33,457,804     $ 335      $ 174,508      $ 2,320   $ (10,872)    $ 166,504
                                ----------     -----   ----------     -----      ---------      -------   ---------     ---------
                                ----------     -----   ----------     -----      ---------      -------   ---------     ---------







                The accompanying notes are an integral part
                       of the financial statements.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                     FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                    (IN THOUSANDS)

                                     ------------

Cash flows from operating activities:

   Net income                                                        $  585
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization                                1,117
         Provision for bad debts                                         10
         Minority interest in partnerships                               (5)
      Changes in accounts receivable and other assets                (2,270)
      Changes in accounts payable and other liabilities              (3,769)
                                                                     ------
         Net cash used by operating activities                       (4,332)
                                                                     ------
Cash flows from investing activities:

   Real estate construction costs paid                                 (968)
   Investment in partnerships                                          (119)
   Pre-development costs paid                                        (2,294)
                                                                     ------
         Net cash used in investing activities                       (3,381)
                                                                     ------

Cash flows from financing activities:

   Principal payments of mortgages and notes payable                   (239)
                                                                     ------
         Net cash used by financing activities                         (239)
                                                                     ------
         Net decrease in cash                                        (7,952)

Cash at August 1, 1998                                               11,491
                                                                     ------
Cash at October 31, 1998                                             $3,539
                                                                     ------
                                                                     ------





                The accompanying notes are an integral part
                       of the financial statements.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's July 31, 1998 Form 10-K.

     ORGANIZATION

     Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation and a self-administered, self-managed real estate investment rust ("REIT"), now known as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

     The Company was formed to pursue opportunities available to those investors that are not restricted by the federal income tax laws governing REITs or influenced by Excel's investment and leverage guidelines. In connection with the Spin-off, certain real properties, notes receivable and related assets and liabilities were transferred to the Company from Excel
     (Note 2). Upon completion of the Spin-off, the Company ceased to be a wholly-owned subsidiary of Excel and began operating as an independent public company.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all significantly owned affiliates. The Company uses the equity method of accounting to account for its investment in a Nova Scotia Company and the Company uses the cost method to account for its investment in Entercitement LLC.

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

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PRE-DEVELOPMENT COSTS

     Pre-development costs that are directly related to specific construction projects are capitalized as incurred. The Company expenses these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

     MANAGEMENT CONTRACTS

     Management contracts are recorded at cost and amortized over a period of seven years.

     INCOME TAXES

     The Company uses the asset and liability method to account for income taxes. Deferred income tax assets have been recorded to reflect the future tax benefit of assets acquired from Excel that were recorded at Excel's cost for book purposes and fair market value for tax purposes.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and requires restatement of earlier periods presented and had no effect on the Company's consolidated financial statements. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note 8).

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

2.   SPIN-OFF:

     On March 31, 1998, Excel transferred certain real estate assets to the Company in exchange for 23,412,580 common shares of the Company, assumption of mortgage debt by the Company, and issuance of a note payable to Excel from the Company which was subsequently repaid. This Spin-off took place through a dividend distribution to Excel's common stockholders, of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's original book value. The tax effect of the difference between fair market value and book value was $6,528,000 and was recorded as a deferred tax asset.

3.   REAL ESTATE:

     In the three months ended October 31, 1998, Millennia Car Wash, LLC ("Millennia") acquired nine car wash properties for approximately $15,200,000. The acquisition was made through the assumption of various notes payable. There were no other significant acquisitions during the period.

4.   MORTGAGES AND NOTES PAYABLE:

     The Company had $87,275,000 in mortgage and notes payable outstanding at October 31, 1998 at 7.37% to 8.53% with an average interest rate of 7.92%. The mortgages and notes are due on various dates through 2018 and monthly payments approximate $857,000. The mortgages and notes are collateralized by real estate and an assignment of rents. The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):



         YEAR ENDED JULY 31,
         -------------------
           YEAR ENDED JULY 31,

               1999 (remaining nine months)              $  2,317
               2000                                         4,149
               2001                                         3,920
               2002                                         4,245
               2003                                         7,879
               Thereafter                                  64,765
                                                         --------
                                                         $ 87,275
                                                         --------
                                                         --------

     The Company has an unsecured revolving credit facility of $15,000,000 from BankBoston, N.A. (the "Credit Facility") which carries an interest rate of LIBOR plus 2.5% on any outstanding amounts. The Credit Facility expires in October 1999. Through December 7, 1998, approximately $3,000,000 was outstanding under the Credit Facility.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

5.   Income Taxes:

     At October 31, 1998, the Company had a net deferred tax asset of $6,163,000. The deferred tax asset primarily relates to the difference between fair market value and book value of the real estate assets acquired from Excel in connection with the Spin-off (Note 2) and is non-current.
     The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consists of the following:


                                               FEDERAL         STATE
                                              ---------      ---------

               Current payable                $ 177,000      $   6,000
               Deferred tax expense             122,000         24,000
                                              ---------      ---------
               Provision for income taxes     $ 299,000      $  30,000
                                              ---------      ---------
                                              ---------      ---------


6.   CAPITAL STOCK:

     SERIES A PREFERRED SHARES

     On October 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

     The Preferred A Shares are convertible into common stock of the Company at the election of the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred A Shares also are convertible into common stock by the Company if the closing price of the Company's common stock is equal to or greater than certain milestones for 30 consecutive trading days. Such price milestones were met in May 1998 and on May 18, 1998, the Company took steps to exercise its right to convert all of the Preferred A Shares into common stock, which conversion was expected to take place on August 18, 1998.

     On August 17, 1998, the Company withdrew its election to convert the Preferred A Shares, and instead the holders and the Company agreed to modify the terms of the Preferred A Shares. The Company decided to effect such modification through the exchange of the Preferred A Shares for new preferred shares of the Company, rather than through an amendment to the Preferred A Shares. The new preferred shares will be substantially similar to the Preferred A Shares, except in the following respects: 1) The new preferred shares will be convertible into common stock at the election of the Company upon the earlier to occur of six months after the listing of the Company's common stock on a national securities exchange (including the American Stock Exchange on which the Company began trading on November 17,
     1998), or March 31, 2000. 2). Certain voting rights provided to the holders with respect to future issuances of common stock will be removed.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

6.   CAPITAL STOCK, CONTINUED:

     Earnings Per Share (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                              THREE MONTHS
                                                                  ENDED
                                                             OCTOBER 31, 1998
                                                             ----------------
     BASIC EPS

       NUMERATOR:
         Net income                                                 $   585
                                                                    -------
                                                                    -------
       DENOMINATOR:
         Weighted average of common shares outstanding               33,458
                                                                    -------
                                                                    -------

       EARNINGS PER SHARE:                                           $ 0.02
                                                                    -------
                                                                    -------
     DILUTED EPS

       NUMERATOR:
         Net income                                                 $   585
                                                                    -------
                                                                    -------
       DENOMINATOR:
         Weighted average of common shares outstanding               33,458

         Effect of diluted securities:
           Preferred A Shares                                        21,281
                                                                    -------
                                                                    -------
                                                                     54,739
                                                                    -------
                                                                    -------
       EARNINGS PER SHARE:                                           $ 0.01
                                                                    -------
                                                                    -------


7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amount paid for interest in 1998 was approximately $1,648,000. In the three months ended October 31, 1998, Millennia assumed $15,200,000 of debt in conjunction with the acquisition of nine car wash properties.

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------


8.   SEGMENT REPORTING:

     The Company has a joint venture arrangement with Millennia. As of October 31, 1998, Millennia owned eighteen car wash properties in Arizona and Texas. At October 31, 1998, the Company held 100% of the ownership interest in Millennia. Another party manages the daily operations of Millennia and can earn up to 50% of the ownership interest in Millennia based upon operating results exceeding a 35% return on the Company's investment. The accounts of Millennia are consolidated with the Company's financial statements.

     The Company is a partner in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the operation of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. At October 31, 1998, the Company's ownership in the Grand Hotel was 65% although the Company was entitled to approximately 98% of the Grand Hotel's operations based upon its equity contributed. The accounts of the Grand Hotel are consolidated with the Company's financial statements.

 .    SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note
     1). The following unaudited information has been provided in accordance with SFAS No. 131 for operations related to Millennia, the Grand Hotel, and all other real estate related activities as of and for the three months ended October 31, 1998 (in thousands):


                                                                                       Other
                                                        Millennia    Grand Hotel     Real Estate       Total
                                                        ---------    -----------     -----------      --------
   Total revenues                                        $ 3,688        $   646       $  4,612       $  8,946
                                                         -------        -------       --------       --------
   Depreciation and amortization                             259            153            705          1,117
   General and administrative                                873             -             655          1,528
   Operating expenses                                      2,514            559          2,314          5,387
                                                         -------        -------       --------       --------
   Total operating expenses                                3,646            712          3,674          8,032
                                                         -------        -------       --------       --------
   Income (loss) before
     income taxes                                        $    42        $  (66)       $   938        $    914
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------

   Real estate, net                                      $30,179        $14,077       $146,337       $190,593
   Other assets                                            5,506          1,498         60,534         67,538
                                                         -------        -------       --------       --------
   Total assets                                          $35,685        $15,575       $206,871       $258,131
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------
   Mortgages and notes payable                           $15,235        $    -        $ 72,040       $ 87,275
   Other liabilities                                         450            181          2,873          3,504
                                                         -------        -------       --------       --------
   Total liabilities                                     $15,685        $   181       $ 74,913       $ 90,779
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------

                     EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                      -----------

9. RELATED PARTY TRANSACTIONS:

   In connection with the sale of common stock to certain of the Company's officers and employees, the Company issued $10,872,000 of notes receivable due from certain of the Company's officers. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at October 31, 1998 from these notes totaled $446,000. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheet.

   The Company shares certain employees with New Plan Excel Realty Trust, Inc. ("New Plan Excel"), formerly Excel. The shared employees are paid by New Plan Excel and reimbursed by the Company based upon an Administrative Services Agreement which requires the Company to pay New Plan Excel 23% of the salary and bonus of the shared employees as compensation for their services to the Company. For the three months ended October 31, 1998, approximately $208,000 was paid by the Company for these services. Additionally, approximately $18,000 was paid by the Company to New Plan Excel as reimbursement for various operating expenses.

10.   MINIMUM FUTURE RENTALS:

   The Company leases its operating properties, except the Millenia carwash properties and the Grand Hotel property, under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or
   (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year. Minimum future rental revenue for the next five years for the retail commercial real estate owned at October 31, 1998 and subject to noncancelable operating leases is as follows (in thousands):


         YEAR ENDED JULY 31,
         -------------------
                 1999 (nine months remaining)           $  8,393
                 2000                                     11,536
                 2001                                     11,425
                 2002                                     11,190
                 2003                                     10,971
                 Thereafter                              110,590


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Legacy Corporation (the "Company"), a Delaware Corporation, was formed on November 17, 1997. The Company was organized to create and realize value by identifying and making opportunistic real estate and other investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities in real estate and other businesses.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. As the Company was not formed until November 17, 1997, comparative results with 1997 are not provided.

THREE MONTHS ENDED OCTOBER 31, 1998

RENTAL REVENUE was $3.3 million during the period. Ten single tenant properties owned by the Company accounted for $1.2 million of rental revenue.
 Eight of these properties are leased to Wal-Mart Stores, Inc. ("Wal-Mart") and two of these properties are leased to Lowe's Home Centers, Inc. ("Lowe's"). Two properties in Colorado leased to AMC Multi-Cinema, Inc. ("AMC") accounted for $1.3 million of rental revenue. Additionally, $0.4 million of rental revenue was attributable to a shopping mall located in Palm Springs, California and the remaining $0.4 million of rental revenue was attributable to three properties which were acquired by the Company in conjunction with a redevelopment project in Scottsdale, Arizona.

OTHER OPERATING INCOME totaled $4.5 million in the period. Of this income, $3.7 million related to revenues recognized from Millennia. The Company also recognized $0.6 million of other operating income from the Grand Hotel. Finally, TenantFirst Real Estate Service, Inc., which the Company acquired in May 1998, accounted for $0.2 million of revenues from various management contracts.

INTEREST INCOME was $1.0 million and primarily related to $0.9 million of interest earned on the Company's outstanding notes receivable. In addition, the Company earned $0.1 million of interest income from its cash accounts.

PARTNERSHIP INCOME AND OTHER REVENUES totaled $0.2 million for the three months ended October 31, 1998 and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada.

INTEREST EXPENSE was $1.5 million and primarily related to the $87.3 million of mortgage and notes payable outstanding at October 31, 1998. Of the debt outstanding, $15.2 million was assumed by Millennia in the three months ended October 31, 1998.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.1 million and primarily related to the $135.2 million of buildings and the $2.4 million of leasehold interests held by the Company at October 31, 1998.

PROPERTY OPERATING EXPENSES were $1.0 million and primarily related to the three properties located in Scottsdale, Arizona and the property located in Palm Springs, California. The other real estate properties owned by the Company are subject to triple net leases whereby the Company does not incur any significant operating expenses.

OTHER OPERATING EXPENSES were $2.9 million in the three months ended October 31, 1998. Expenses of $2.3 million related to Millennia and $0.6 million related to the Grand Hotel.

GENERAL AND ADMINISTRATIVE EXPENSES were $1.5 million in the period. The general and administrative expenses include certain costs charged to the Company by New Plan Excel pursuant to an administrative services agreement providing for the sharing of certain facilities and services. In the three months ended October 31, 1998, such expenses included payment of bonuses paid to certain officers shared by the Company and New Plan Excel. Additionally, $0.9 million of the expenses related to Millennia.

PROVISION FOR INCOME TAXES was $0.3 million, of which $0.2 million was current expense and $0.1 million was deferred expense primarily relating to the utilization of the deferred tax asset.

The Company calculates EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, amortized leasing commission costs and certain non-recurring items. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the three months ended October 31, 1998 (in thousands):

Net income                                               $   585
Depreciation and amortization (financial statements)       1,117
Less depreciation of non-real estate assets                  (26)
Amortization of leasing commissions (a)                        1
Deferred tax expense                                         146
                                                         -------
EBDADT                                                   $ 1,823
                                                         -------
                                                         -------
EBDADT per share - basic                                  $ 0.05
                                                         -------
                                                         -------
EBDADT per share - diluted                                $ 0.03
                                                         -------
                                                         -------

(a) Only amortization of organizational costs and management contracts are included as amortization expense in the Consolidated Statements of Income. Loan cost amortization is classified as interest expense and not added back to EBDADT. Leasing commission amortization is classified as part of property operating expenses in the Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the total mortgage debt and notes payable of the Company consisted of the following: (i) $25.1 million in mortgages on eight properties leased to Wal-Mart which have fixed interest rates of 7.9% to 8.5%. These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire (2008 to 2009). (ii) $7.6 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014). (iii) A $2.5 million mortgage securing an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006. (iv) $36.8 million in mortgages on two properties leased to AMC. These mortgages amortize over a period of twenty years which is equivalent to the term of the leases. The mortgages have fixed rates of 7.48% and 7.52%, respectively and mature in 2018. (v) $15.2 million in notes related to the Millennia acquisition of certain car wash properties. Of the notes, $14.8 million have fixed interest rates of 8.5% and are due in fifteen years and $0.4 million have fixed interest rates of 8.0% and are due in two years. All of the Company's mortgage debt and notes payable are non-recourse to the Company.

On October 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

The Preferred A Shares are convertible into common stock of the Company at the election of the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred A Shares also are convertible into common stock by the Company if the closing price of the Company's common stock is equal to or greater than certain milestones for 30 consecutive trading days. Such price milestones were met in May 1998 and on May 18, 1998, the Company took steps to exercise its right to convert all of the Preferred A Shares into common stock, which conversion was expected to take place on August 18, 1998.

On August 17, 1998, the Company withdrew its election to convert the Preferred A Shares, and instead the holders and the Company agreed to modify the terms of the Preferred A Shares. The Company decided to effect such modification through the exchange of the Preferred A Shares for new preferred shares of the Company, rather than through an amendment to the Preferred A Shares. The new preferred shares will be substantially similar to the Preferred A Shares, except in the following respects: 1) The new preferred shares will be convertible into common stock at the election of the Company upon the earlier to occur of six months after the listing of the Company's common stock on a national securities exchange (including the American Stock Exchange on which the Company began trading on November 17, 1998), or March 31, 2000. 2) Certain voting rights provided to the holders with respect to future issuances of common stock will be removed.

In October 1998, the Company obtained an unsecured revolving credit facility of $15.0 million from BankBoston, N.A. (the "Credit Facility"), of which approximately $3.0 million had been borrowed through December 7, 1998. Any amounts borrowed on the Credit Facility carry an interest rate of LIBOR plus 2.5%. The Credit Facility expires in October 1999.

Eight of the Company's single tenant properties leased to Wal-Mart do not generate cash flow as rent payments are directly used to service outstanding debt obligations. The Company anticipates that existing cash flow from operations will be adequate to meet the current cash requirements of its operating properties. The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development, mortgage debt maturities, and other investment opportunities, through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, entering into joint venture arrangements with financial partners, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets.

YEAR 2000

The Company currently uses Management Reports Inc. ("MRI") software on a Novell local area network. MRI has been modified to accept four digits as the year date and is Year 2000 compliant. The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance by the Year 2000. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Company interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Company does not anticipate that the cost will have a material adverse effect on its financial position or results of operations. The foregoing discussion of Year 2000 issues contains forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers. This discussion should be read in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" below.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

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

RELIANCE ON MAJOR TENANTS. As of October 31, 1998, the Company's largest tenants were AMC, Wal-Mart, and Lowe's which accounted for approximately 14%, 10% and 4%, respectively, of the Company's total revenues in 1998. The financial position of the Company may be adversely affected by financial difficulties experienced by any of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. As of October 31, 1998, executive officers and directors of the Company beneficially owned or had the right to acquire approximately 30% of the Company's outstanding common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval. In addition, such ownership could discourage acquisition of the common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the common stock.

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

POSSIBLE CONFLICTS WITH NEW PLAN EXCEL. Many of the Company's executive officers and directors also serve as executive officers and directors of New Plan Excel. Other than four officers, none of the members of management of the Company is committed to spending a particular amount of time on the Company's affairs, nor do any of them devote their full time to the Company. As a result of these dual roles, there is the potential lack of management attention to the Company which could have an adverse effect on the Company.

The Company and New Plan Excel have entered into certain agreements providing for (i) the orderly separation of the Company and New Plan Excel, (ii) the sharing of certain facilities and services, and (iii) the allocation of certain tax and other liabilities. Because the Company and New Plan Excel share certain members of management, conflicts may arise with respect to the operation and effect of these agreements and relationships which could have an adverse effect on the Company if not properly resolved. In this regard, the Company and New Plan Excel have adopted certain policies and procedures to be followed by the Board of Directors of each company to address potential conflicts. In addition, the Company's charter contains a specific purpose clause which identifies at the outset which types of opportunities will be pursued by the Company. This clause provides that the Company's purpose includes performing an intercompany agreement between the Company and New Plan Excel, which prohibits the Company from engaging in certain activities and making certain investments unless New Plan Excel was first offered the opportunity and declined to pursue such activities or investments. It is not anticipated that this first right of refusal will hinder the Company since its formation was intended to focus on those opportunities which New Plan Excel would not otherwise be pursuing.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                    27.1 Financial Data Schedule

               (b) Reports on Form 8-K

                     None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXCEL LEGACY CORPORATION
                                  (Registrant)


DATE:     December 7, 1998          By: /s/ Gary B. Sabin
                                        ----------------------------
                                        GARY B. SABIN
                                        President and Chief Executive Officer



DATE:     December 7, 1998          By: /s/ James Y. Nakagawa
                                        ----------------------------
                                        JAMES Y. NAKAGAWA
                                        Principal Financial Officer