Form 10-QT
period 1998-12-31
EXCEL LEGACY CORP
filed 1999-02-12
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                    FROM AUGUST 1, 1998 TO DECEMBER 31, 1998

                         Commission File Number: 0-23503

                            EXCEL LEGACY CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     33-0781747
   (State of incorporation)               (IRS Employer Identification Number)

           16955 VIA DEL CAMPO, SUITE 240, SAN DIEGO, CALIFORNIA 92127
                    (Address of principal executive offices)

                  Registrant's telephone number: (619) 485-9400





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at February 11, 1999
-------------------------------------          ---------------------------------
Common Stock, $.01 par value                               33,457,804

                            EXCEL LEGACY CORPORATION

                                     INDEX

                                   FORM 10-Q

                                   ----------



                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              December 31, 1998 (Unaudited)
              July 31, 1998......................................................................................3

           Consolidated Statements of Income (Unaudited)
              Five Months Ended December 31, 1998................................................................4

           Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
              Five Months Ended December 31, 1998................................................................5

           Consolidated Statements of Cash Flows (Unaudited)
              Five Months Ended December 31, 1998................................................................6

           Notes to Financial Statements (Unaudited).............................................................7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................................14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................19

PART II.  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K............................................................19


                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                   ----------


                                                                        DECEMBER 31,
                                                                            1998              JULY 31,
                                                                         (UNAUDITED)            1998
                                                                          ---------           ---------

                                                      ASSETS


Real estate:
    Land                                                                  $  54,915           $  51,675
    Buildings                                                               136,118             122,669
    Leasehold interests                                                       2,351               2,351
    Accumulated depreciation                                                 (2,506)               (939)
                                                                          ---------           ---------

       Net real estate                                                      190,878             175,756

Cash                                                                          1,387              11,491
Accounts receivable, less allowance for bad debts of $34 and
  and $14 at December 31 and July 31 1998, respectively                         204                 732
Notes receivable                                                             23,204              23,171
Investment in partnerships                                                   11,423              11,138
Interest receivable                                                           5,341               3,889
Pre-development costs                                                        13,569               6,662
Other assets                                                                  9,087               7,757
Deferred tax asset                                                            6,203               6,320
                                                                          ---------           ---------

                                                                          $ 261,296           $ 246,916
                                                                          =========           =========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage and notes payable                                            $  90,986           $  72,714
    Accounts payable and accrued liabilities                                  2,604               5,680
    Other liabilities                                                           220               1,750
                                                                          ---------           ---------

                  Total liabilities                                          93,810              80,144
                                                                          ---------           ---------

Commitments and contingencies                                                    --                  --

Minority interests                                                              846                 853
                                                                          ---------           ---------

Stockholders' equity:
    Series A Preferred stock, $.01 par value, 50,000,000 shares
       authorized, 21,281,000 shares issued and outstanding                     213                 213
    Common stock, $.01 par value, 150,000,000 shares authorized,
       33,457,804 shares issued and outstanding                                 335                 335
    Additional paid-in capital                                              174,508             174,508
    Retained earnings                                                         2,456               1,735
    Notes receivable from affiliates for common shares                      (10,872)            (10,872)
                                                                          ---------           ---------

                  Total stockholders' equity                                166,640             165,919
                                                                          ---------           ---------

                                                                          $ 261,296           $ 246,916
                                                                          =========           =========

                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
                       FIVE MONTHS ENDED DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------



Revenue:
    Rental                                         $ 5,515
    Operating income                                 7,670
    Interest income                                  1,573
    Partnership income and other revenues              252
                                                   -------

       Total revenue                                15,010
                                                   -------
Operating expenses:
    Interest                                         2,645
    Depreciation and amortization                    1,918
    Property operating expenses                      1,646
    Operating expenses                               4,904
    General and administrative                       2,641
                                                   -------

       Total operating expenses                     13,754
                                                   -------

Income before income taxes                           1,256

Provision for income taxes                             535
                                                   -------

    Net income                                     $   721
                                                   =======

Basic net income per share                         $  0.02
                                                   =======

Diluted net income per share                       $  0.01
                                                   =======


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                       FIVE MONTHS ENDED DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------



                                         SERIES A
                                     PREFERRED STOCK                   COMMON STOCK
                                  NUMBER         AMOUNT           NUMBER          AMOUNT
                               -----------     -----------     -----------     -----------

Balance at August 1, 1998       21,281,000     $       213      33,457,804     $       335
Net income                              --              --              --              --
                               -----------     -----------     -----------     -----------
Balance at December 31, 1998    21,281,000     $       213      33,457,804     $       335
                               ===========     ===========     ===========     ===========


                                ADDITIONAL                        AFFILIATE           TOTAL
                                  PAID-IN         RETAINED          NOTES          STOCKHOLDERS'
                                   CAPITAL        EARNINGS        RECEIVABLE          EQUITY
                                 -----------     -----------      -----------      -----------

Balance at August 1, 1998        $   174,508     $     1,735     $   (10,872)      $   165,919
Net income                                --             721               --              721
                                 -----------     -----------      -----------      -----------
Balance at December 31, 1998     $   174,508     $     2,456      $   (10,872)     $   166,640
                                 ===========     ===========      ===========      ===========




                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                       FIVE MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                   ----------



Cash flows from operating activities:

   Net income                                                    $    721
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization                              1,918
         Provision for bad debts                                       20
         Minority interest in partnerships                             (7)
      Changes in accounts receivable and other assets              (2,208)
      Changes in accounts payable and other liabilities            (4,489)
                                                                 --------
            Net cash used by operating activities                  (4,045)
                                                                 --------

Cash flows from investing activities:

   Real estate construction costs paid                             (1,489)
   Investment in partnerships                                        (285)
   Pre-development costs paid                                      (6,907)
                                                                 --------

            Net cash used in investing activities                  (8,681)
                                                                 --------

Cash flows from financing activities:

   Principal payments of mortgages payable                         (1,378)
   Borrowings from credit facility                                  4,000

            Net cash provided by financing activities               2,622
                                                                 --------

            Net decrease in cash                                  (10,104)

Cash at August 1, 1998                                             11,491
                                                                 --------

Cash at December 31, 1998                                        $  1,387
                                                                 ========

                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. Certain reclassifications have been made to the consolidated financial statements at July 31, 1998 to conform with current period's presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's July 31, 1998 Form 10-K.

      ORGANIZATION

      Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation and a self-administered, self-managed real estate investment trust ("REIT"), now known as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

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

      CHANGE IN FISCAL YEAR

      By unanimous consent dated December 11, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. The Company's previous fiscal year-end was July 31. Accordingly, a transition report for the period from August 1, 1998 through December 31, 1998 is being filed in this Form 10-Q. Although the Company was formed on November 17, 1997, there were no operational results from inception through December 31, 1997 and as such, prior period comparison results have not been presented.

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

Continued                               7

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      buildings. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

      The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at significantly lower rent, the Company may recognize an impairment loss if the income stream is not sufficient to recover its investment.

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





Continued                               8

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

3.    REAL ESTATE:

      In the five months ended December 31, 1998, Millennia Car Wash, LLC ("Millennia") acquired nine car wash properties for approximately $15,200,000. The acquisition was made through the assumption of various notes payable. There were no other significant acquisitions during the period.

4.    MORTGAGES AND NOTES PAYABLE:

      The Company had $90,986,000 in mortgage and notes payable outstanding at December 31, 1998 at 7.37% to 8.53% with an average interest rate of 7.92%. The mortgages and notes are due on various dates through 2018 and monthly payments approximate $888,000. The mortgages and notes are collateralized by real estate and an assignment of rents.

      The Company has an unsecured revolving credit facility of $15,000,000 from BankBoston, N.A. (the "Credit Facility") which carries an interest rate of LIBOR plus 2.5% (8.1% at December 31, 1998). The Credit Facility expires in October 1999. Through December 31, 1998, approximately $4,450,000 was outstanding under the Credit Facility.




Continued                              9

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


4.    MORTGAGES AND NOTES PAYABLE, CONTINUED:

      The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

                                         YEAR ENDED
                                         DECEMBER 31,
                                         ------------

               1999                       $   7,445
               2000                           4,295
               2001                           4,125
               2002                           4,461
               2003                           4,826
               Thereafter                    65,834
                                          ---------
                                          $  90,986
                                          =========


5.    INCOME TAXES:

      At December 31, 1998, the Company had a net deferred tax asset of $6,203,000. The deferred tax asset primarily relates to the difference between fair market value and book value of the real estate assets acquired from Excel in connection with the Spin-off (Note 2) and is non-current. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consists of the following:

                                                               FEDERAL           STATE
                                                               -------           -----

               Current payable                                $ 312,000        $ 107,000
               Deferred tax expense                              82,000           34,000
                                                              ---------        ---------
               Provision for income taxes                     $ 394,000        $ 141,000
                                                              =========        =========

6.    CAPITAL STOCK:

      SERIES A PREFERRED SHARES

      At December 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.





Continued                              10

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

6.    CAPITAL STOCK, CONTINUED:

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

                                                                              FIVE MONTHS ENDED
                                                                              DECEMBER 31, 1998
                                                                              -----------------

BASIC EPS

  NUMERATOR:
    Net income                                                                      $   721
                                                                                    =======
  DENOMINATOR:
    Weighted average of common shares outstanding                                    33,458
                                                                                    =======

  EARNINGS PER SHARE:                                                               $  0.02
                                                                                    =======

DILUTED EPS

  NUMERATOR:
    Net income                                                                      $   721
                                                                                    =======
  DENOMINATOR:
    Weighted average of common shares outstanding                                    33,458
    Effect of diluted securities:
      Preferred A Shares                                                             21,281
      Options                                                                            29
                                                                                    -------
                                                                                     54,768
                                                                                    =======
  EARNINGS PER SHARE:                                                               $  0.01
                                                                                    =======


Continued                               11

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

7.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amount paid for interest in the five months ended December 31, 1998 was approximately $2,215,000. In the same period, Millennia assumed $15,200,000 of debt in conjunction with the acquisition of nine car wash properties.

8.    SEGMENT REPORTING:

      The Company has a joint venture arrangement with Millennia. As of December 31, 1998, Millennia owned eighteen car wash properties in Arizona and Texas. At December 31, 1998, the Company held 100% of the ownership interest in Millennia. Another party manages the daily operations of Millennia and can earn up to 50% of the ownership interest in Millennia based upon operating results exceeding a 35% return on the Company's investment. The accounts of Millennia are consolidated with the Company's financial statements.

      The Company is a partner in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the operation of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. At December 31, 1998, the Company's ownership in the Grand Hotel was 65% although the Company was entitled to approximately 98% of the Grand Hotel's operations based upon its equity contributed. The accounts of the Grand Hotel are consolidated with the Company's financial statements.

 .     SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note 1). The following unaudited information has been provided in accordance with SFAS No. 131 for operations related to Millennia, the Grand Hotel, and all other real estate related activities as of and for the five months ended December 31, 1998 (in thousands):

                                                                            Other
                                      Millennia         Grand Hotel       Real Estate         Total
                                      ---------         -----------       -----------         -----

Total revenues                         $  6,593          $    833           $  7,584          $ 15,010
                                       --------          --------           --------          --------

Interest                                    348                --              2,297             2,645
Depreciation and amortization               466               260              1,192             1,918
General and administrative                1,705                --                936             2,641
Operating expenses                        3,998               911              1,641             6,550
                                       --------          --------           --------          --------
Total operating expenses                  6,517             1,171              6,066            13,754
                                       --------          --------           --------          --------
Income (loss) before
  income taxes                         $     76          $   (338)          $  1,518          $  1,256
                                       ========          ========           ========          ========

Real estate, net                       $ 30,038          $ 13,940           $146,900          $190,878
Other assets                              5,545             1,736             63,137            70,418
                                       --------          --------           --------          --------
Total assets                           $ 35,583          $ 15,676           $210,037          $261,296
                                       ========          ========           ========          ========

Mortgages and notes payable            $ 15,108          $     --           $ 75,878          $ 90,986
Other liabilities                           442               176              2,206             2,824
                                       --------          --------           --------          --------
Total liabilities                      $ 15,550          $    176           $ 78,084          $ 93,810
                                       ========          ========           ========          ========


Continued                                   12

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


9.    RELATED PARTY TRANSACTIONS:

      In connection with the sale of common stock to certain of the Company's officers and employees, the Company issued $10,872,000 of notes receivable due from certain of the Company's officers. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at December 31, 1998 from these notes totaled $509,000. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheet.

      The Company shares certain employees with New Plan Excel Realty Trust, Inc. ("New Plan Excel"), formerly Excel. The shared employees are paid by New Plan Excel and reimbursed by the Company based upon an Administrative Services Agreement which requires the Company to pay New Plan Excel 23% of the salary and bonus of the shared employees as compensation for their services to the Company. For the five months ended December 31, 1998, approximately $261,000 was paid by the Company for these services. Additionally, approximately $29,000 was paid by the Company to New Plan Excel as reimbursement for various operating expenses.

10.   MINIMUM FUTURE RENTALS:

      The Company leases its operating properties, except the Millennia carwash properties and the Grand Hotel property, under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year. Minimum future rental revenue for the next five years for the retail commercial real estate owned at December 31, 1998 and subject to noncancelable operating leases is as follows (in thousands):

                           YEAR ENDED DECEMBER 31,
                           -----------------------

                                   1999                      $ 11,341
                                   2000                        11,417
                                   2001                        11,331
                                   2002                        11,125
                                   2003                        10,951
                                   Thereafter                 141,540

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. The Company was not formed until November 17, 1997 and had no operating results in 1997. As such, comparative results with 1997 are not provided.

Five months ended December 31, 1998

Rental revenue was $5.5 million during the period. Ten single tenant properties owned by the Company accounted for $2.1 million of rental revenue. Eight of these properties are leased to Wal-Mart Stores, Inc. ("Wal-Mart") and two of these properties are leased to Lowe's Home Centers, Inc. ("Lowe's"). Two properties in Colorado leased to AMC Multi-Cinema, Inc. ("AMC") accounted for $2.2 million of rental revenue. Additionally, $0.5 million of rental revenue was attributable to a shopping mall located in Palm Springs, California and the remaining $0.7 million of rental revenue was attributable to three properties which were acquired by the Company in conjunction with a redevelopment project in Scottsdale, Arizona.

Other operating income totaled $7.7 million in the period. Of this income, $6.6 million related to revenues recognized by Millennia. The Company also recognized $0.8 million of other operating income by the Grand Hotel. Finally, TenantFirst Real Estate Service, Inc., which the Company acquired in May 1998, accounted for $0.3 million of revenues from various management contracts.

Interest income was $1.6 million and primarily related to $1.5 million of interest earned on the Company's outstanding notes receivable. In addition, the Company earned $0.1 million of interest income from its cash accounts.

Partnership income and other revenues totaled $0.3 million for the five months ended December 31, 1998 and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada.

Interest expense was $2.6 million and primarily related to the $91.0 million of mortgage and notes payable outstanding at December 31, 1998.

Depreciation and amortization expense totaled $1.9 million and primarily related to the $136.1 million of buildings and the $2.4 million of leasehold interests held by the Company at December 31, 1998.

Property operating expenses were $1.6 million and primarily related to the three properties located in Scottsdale, Arizona and the property located in Palm Springs, California. The other real estate properties owned by the Company are subject to triple net leases whereby the Company does not incur any significant operating expenses.

Other operating expenses were $4.9 million in the five months ended December 31, 1998. Expenses of $4.0 million related to Millennia and $0.9 million related to the Grand Hotel.

General and administrative expenses were $2.6 million in the period. The general and administrative expenses include certain costs charged to the Company by New Plan Excel pursuant to an administrative services agreement providing for the sharing of certain facilities and services. In the five months ended December 31, 1998, such expenses included payment of bonuses to certain officers shared by the Company and New Plan Excel. Additionally, $1.7 million of the expenses related to Millennia.

Provision for income taxes was $0.5 million, of which $0.4 million was current expense and $0.1 million was deferred expense primarily relating to the change in the deferred tax asset.

The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, amortized leasing commission costs and certain non-recurring items. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the five months ended December 31, 1998 (in thousands):

Net income                                                    $   721
Depreciation and amortization (financial statements)            1,918
  Less depreciation of non-real estate assets                     (43)
Deferred tax expense                                              116
                                                              -------
EBDADT                                                        $ 2,712
                                                              =======

EBDADT per share - basic                                      $  0.08
                                                              =======
EBDADT per share - diluted                                    $  0.05
                                                              =======


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the total mortgage debt and notes payable of the Company consisted of the following: (i) $24.8 million in mortgages on eight properties leased to Wal-Mart which have fixed interest rates of 7.9% to 8.5%. These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire (2008 to 2009). (ii) $7.6 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014).
(iii) A $2.3 million mortgage securing an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006. (iv) $36.6 million in mortgages on two properties leased to AMC. These mortgages amortize over a period of twenty years which is equivalent to the term of the leases. The mortgages have fixed rates of 7.48% and 7.52%, respectively and mature in 2018. (v) $15.1 million in notes related to the Millennia acquisition of certain car wash properties. Of the notes, $14.8 million have fixed interest rates of 8.5% and are due in fifteen years and $0.4 million have fixed interest rates of 8.0% and are due in two years. All of the Company's mortgage debt and notes payable are non-recourse to the Company. (vi) $4.4 million outstanding on the Company's unsecured $15.0 million credit facility. The facility bears interest at LIBOR plus 2.5% (8.1% at December 31, 1998) and expires in October 1999. (vii) $0.1 million outstanding on a $11.0 million construction loan related to the construction of an office building. Interest on the construction loan varies based upon the Eurodollar and was 8.6% at December 31, 1998.

On December 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

Reliance on Major Tenants. As of December 31, 1998, the Company's largest tenants were AMC, Wal-Mart, and Lowe's which accounted for approximately 15%, 10% and 3%, respectively, of the Company's total revenues in 1998. The financial position of the Company may be adversely affected by financial difficulties experienced by any of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of December 31, 1998, executive officers and directors of the Company beneficially owned or had the right to acquire approximately 30% of the Company's outstanding common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval. In addition, such ownership could discourage acquisition of the common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the common stock.

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

Acquired Properties May Fail to Perform as Expected and Capital Expenditures May Exceed Estimates. The Company intends to acquire existing properties to the extent they can be acquired on advantageous terms meet the Company's investment criteria. Acquisitions of properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected, that estimates of the costs of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate and that occupancy rates and rents achieved may be less than anticipated.

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

Possible Conflicts with New Plan Excel. Certain of the Company's executive officers and directors also serve as executive officers and directors of New Plan Excel. None of these members of management is committed to spending a particular amount of time on the Company's affairs, nor do any of them devote their full time to the Company. As a result of these dual roles, there is the potential lack of management attention to the Company which could have an adverse effect on the Company.

The Company and New Plan Excel have entered into certain agreements providing for (i) the orderly separation of the Company and New Plan Excel, (ii) the sharing of certain facilities and services, and (iii) the allocation of certain tax and other liabilities. Because the Company and New Plan Excel share certain members of management, conflicts may arise with respect to the operation and effect of these agreements and relationships which could have an adverse effect on the Company if not properly resolved. In this regard, the Company and New Plan Excel have adopted certain policies and procedures to be followed by the Board of Directors of each company to address potential conflicts. In addition, the Company's charter contains a specific purpose clause which identifies at the outset which types of opportunities will be pursued by the Company. This clause provides that the Company's purpose includes performing an intercompany agreement between the Company and New Plan Excel, which prohibits the Company from engaging in certain activities and making certain investments unless New Plan Excel was first offered the opportunity and declined to pursue such activities or investments. It is not anticipated that this first right of refusal will hinder the Company's operations because its formation was intended to focus on those opportunities which New Plan Excel would not otherwise be pursuing.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              27.1 Financial Data Schedule

              (b) Reports on Form 8-K

              A Current Report on Form 8-K dated December 18, 1998 was filed with the Commission regarding the Company's change in fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EXCEL LEGACY CORPORATION
                                      (Registrant)


DATE:     February 11, 1999           By: /s/ Gary B. Sabin
                                          --------------------------------------
                                          GARY B. SABIN
                                          President and Chief Executive Officer



DATE:     February 11, 1999           By: /s/ James Y. Nakagawa
                                          --------------------------------------
                                          JAMES Y. NAKAGAWA
                                          Principal Financial Officer