Form 10-Q
period 1999-03-31
EXCEL LEGACY CORP
filed 1999-05-07
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: MARCH 31, 1999            Commission File Number: 0-23503

                            EXCEL LEGACY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  33-0781747
------------------------------         -----------------------------------------
   (State of incorporation)               (IRS Employer Identification Number)

           16955 VIA DEL CAMPO, SUITE 240, SAN DIEGO, CALIFORNIA 92127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (619) 675-9400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Class                               Outstanding at May 7, 1999
------------------------------                   ----------------------------
 Common Stock, $.01 par value                             33,457,804

                            EXCEL LEGACY CORPORATION

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Consolidated Balance Sheets (Unaudited)
            March 31, 1999
            December 31, 1998...............................................................3

         Consolidated Statements of Income (Unaudited)
            Three Months Ended March 31, 1999 and 1998......................................4

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
            Three Months Ended March 31, 1999 and 1998......................................5

         Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 1999 and 1998......................................6

         Notes to Financial Statements (Unaudited)..........................................7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................19


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders...........................20

    Item 5.  Other Information.............................................................20

    Item 6.  Exhibits and Reports on Form 8-K..............................................21

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (in thousands, except share amounts)
                                   ----------


                                                                     MARCH 31,      DECEMBER 31,
                                                                       1999             1998
                                                                     ---------      ------------
                                            ASSETS

Real estate:
   Land                                                              $  54,915       $  54,915
   Buildings                                                           137,685         136,118
   Leasehold interests                                                   2,351           2,351
   Accumulated depreciation                                             (3,503)         (2,506)
                                                                     ---------       ---------
      Net real estate                                                  191,448         190,878

Cash                                                                     1,775           1,387
Accounts receivable, less allowance for bad debts of $104 and
  and $14 at March 31, 1999 and December 31, 1998, respectively            169             204
Notes receivable                                                        23,239          23,204
Investment in partnerships                                              12,829          11,423
Interest receivable                                                      6,187           5,341
Pre-development costs                                                   19,302          13,569
Other assets                                                             9,043           9,087
Deferred tax asset                                                       6,146           6,203
                                                                     ---------       ---------
                                                                     $ 270,138       $ 261,296
                                                                     =========       ---------


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage and notes payable                                        $  99,694       $  90,986
   Accounts payable and accrued liabilities                              2,151           2,604
   Other liabilities                                                       631             220
                                                                     ---------       ---------
               Total liabilities                                       102,476          93,810
                                                                     ---------       ---------

Commitments and contingencies                                               --              --

Minority interests                                                         848             846
                                                                     ---------       ---------

Stockholders' equity:
   Series B Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding                 213             213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      33,457,804 shares issued and outstanding                             335             335
   Additional paid-in capital                                          174,508         174,508
   Retained earnings                                                     2,630           2,456
   Notes receivable from affiliates for common shares                  (10,872)        (10,872)
                                                                     ---------       ---------
               Total stockholders' equity                              166,814         166,640
                                                                     ---------       ---------
                                                                     $ 270,138       $ 261,296
                                                                     =========       =========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------


                                                           1999           1998
                                                          ------         ------
Revenue:
   Rental                                                 $3,312             --
   Operating income                                        4,896             --
   Interest income                                           858             --
   Partnership income and other revenues                     151             --
                                                          ------         ------
      Total revenue                                        9,217             --
                                                          ------         ------

Operating expenses:
   Interest                                                2,025             66
   Depreciation and amortization                           1,196             47
   Property operating expenses                               482             --
   Operating expenses                                      2,511             --
   General and administrative                              2,690              3
                                                          ------         ------
      Total operating expenses                             8,904            116
                                                          ------         ------

Income (loss) before income taxes                            313           (116)


Provision (benefit) for income taxes                         139            (46)
                                                          ------         ------
   Net income (loss)                                      $  174            (70)
                                                          ======         ======

Basic net income per share                                $ 0.01         $   --
                                                          ======         ======

Diluted net income per share                              $ 0.00         $   --
                                                          ======         ======


                   The accompanying notes are an integral part
                           of the financial statements

                   EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                       THREE MONTHS ENDED MARCH 31, 1998
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------


                                         PREFERRED STOCK        COMMON STOCK      ADDITIONAL             AFFILIATE       TOTAL
                                      -------------------   -------------------    PAID-IN     RETAINED     NOTES     STOCKHOLDERS'
                                        NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL     EARNINGS   RECEIVABLE     EQUITY
                                      ----------   ------   ----------   ------   ---------    --------   ----------  -------------
Three Months Ended March 31, 1999:

Balance at January 1, 1999            21,281,000    $213    33,457,804    $335    $ 174,508     $ 2,456     $(10,872)    $ 166,640
Net income                                    --      --            --      --           --         174           --           174
                                      ----------    ----    ----------    ----    ---------     -------     --------     ---------
Balance at March 31, 1999             21,281,000    $213    33,457,804    $ 33    5$174,508     $ 2,630     $(10,872)    $ 166,814
                                      ==========    ====    ==========    ====    =========     =======     ========     =========

Three Months Ended March 31, 1998:

Balance at January 1, 1998                    --    $ --           100    $ --    $      --     $    --     $     --     $      --
Issuance of preferred stock           21,281,000     213            --      --      106,192          --           --       106,405
Issuance of common stock                      --      --    32,607,704     326       67,469          --           --        67,795
Notes receivable from officers
 for common shares                            --      --            --      --           --          --      (10,872)      (10,872)
Issuance costs                                --      --            --      --       (2,697)         --           --        (2,697)
Net income                                    --      --            --      --           --         (70)          --           (70)
                                      ----------    ----    ----------    ----    ---------     -------     --------     ---------
Balance at March 31, 1998             21,281,000    $213    32,607,804    $326    $ 170,964     $   (70)    $(10,872)    $ 160,561
                                      ==========    ====    ==========    ====    =========     =======     ========     =========







                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                   ----------


                                                             1999           1998
                                                            -------       ---------
Cash flows from operating activities:

  Net income                                                $   174       $     (70)
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                          1,196              47
       Provision for bad debts                                   72              --
       Minority interest in partnerships                          2              --
     Changes in accounts receivable and other assets         (1,073)             --
     Changes in accounts payable and other liabilities           15              90
                                                            -------       ---------
          Net provided by operating activities                  386              67
                                                            -------       ---------
Cash flows from investing activities:

  Real estate acquired and construction costs paid             (973)        (18,571)
  Investment in partnership                                  (1,406)             --
  Pre-development costs paid                                 (5,733)             --
                                                            -------       ---------
          Net cash used in investing activities              (8,112)        (18,571)
                                                            -------       ---------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock                      --         106,405
  Proceeds from issuance of common stock                         --          11,104
  Issuance costs paid                                            --          (2,697)
  Principal payments of mortgage payable                       (736)             --
  Borrowings from parent company                                 --          21,191
  Borrowings from notes                                       8,850              --
                                                            -------       ---------
          Net cash provided by financing activities           8,114         136,003
                                                            -------       ---------
          Net increase in cash                                  388         117,499

Cash at January 1                                             1,387              --
                                                            -------       ---------
Cash at March 31                                            $ 1,775       $ 117,499
                                                            =======       =========


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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



2.   SPIN-OFF:

     On March 31, 1998, Excel transferred certain real estate assets to the Company in exchange for 23,412,580 common shares of the Company, assumption of mortgage debt by the Company, and issuance of a note payable to Excel from the Company which was subsequently repaid. The Spin-off took place through a dividend distribution to Excel's common stockholders of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's original book value. The tax effect of the difference between fair market value and book value was $6,528,000 and was recorded as a deferred tax asset.

3.   MORTGAGES AND NOTES PAYABLE:

     The Company had $99,694,000 in mortgage and notes payable outstanding at March 31, 1999 at 7.37% to 8.75% with an average interest rate of 7.87% and average maturity of approximately 12 years. The mortgages and notes are due on various dates through 2018 and monthly payments approximate $945,000. Except for the unsecured revolving credit facility below, the mortgages and notes are collateralized by real estate and an assignment of rents.

     The Company has a revolving credit facility of $20,000,000 from BankBoston, N.A. (the "Credit Facility") which carries an interest rate of LIBOR plus 2.5% (7.5% at March 31, 1999). The Credit Facility expires in October 1999. Through March 31, 1999, approximately $13,300,000 was outstanding under the Credit Facility.

     The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

         YEAR ENDED
         DECEMBER 31,
         ------------
             1999 (remaining nine months)                               $ 15,559
             2000                                                          4,889
             2001                                                          4,125
             2002                                                          4,461
             2003                                                          4,826
             Thereafter                                                   65,834
                                                                         -------
                                                                        $ 99,694
                                                                        ========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



4.   INCOME TAXES:

     At March 31, 1999, the Company had a net deferred tax asset of $6,146,000. The deferred tax asset primarily relates to the difference between fair market value and book value of the real estate assets acquired from Excel in connection with the Spin-off (Note 2) and is non-current. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consists of the following:

                                                  FEDERAL        STATE
                                                 ---------     ---------
             Current payable                     $  62,000     $  20,000
             Deferred tax expense                   54,000         3,000
                                                  --------      --------
             Provision for income taxes          $ 116,000     $  23,000
                                                 =========     =========

5.   CAPITAL STOCK:

     SERIES B PREFERRED SHARES

     At March 31, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

     The Preferred B Shares are convertible into common stock of the Company at the election of the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred B Shares also are convertible into common stock by the Company at any time and from time to time after the earlier to occur of (i) the date which is six months following the date on which the Company's common stock becomes listed or admitted for trading on a national securities exchange or (ii) March 31, 2000. The Company's common stock became listed on the American Stock Exchange on November 17, 1998. As a result, the Preferred B Shares will be convertible into common stock at the option of the Company any time after May 17, 1999.

     The Preferred B Shares were issued in March 1999 in exchange for all of the issued and outstanding shares of Series A Preferred Stock of the Company (the "Preferred A Shares"). Following such exchange, all Preferred A Shares were retired and restored to the status of authorized and unissued shares of preferred stock, without designation as to series, and may be reissued as shares of any series of preferred stock of the Company.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


5.   CAPITAL STOCK, CONTINUED:

     EARNINGS PER SHARE (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts). Information regarding the three months ended March 31, 1998 is not provided as the Spin-off did not occur until March 31, 1998. Prior to the Spin-off, the Company was a wholly-owned subsidiary of Excel.

                                                              THREE MONTHS ENDED
                                                                 MARCH 31, 1999
                                                              ------------------
     Basic EPS

       NUMERATOR:
         Net income                                                 $   174
                                                                    =======
       DENOMINATOR:
         Weighted average of common shares outstanding               33,458
                                                                    =======

       EARNINGS PER SHARE:                                          $  0.01
                                                                    =======

     Diluted EPS

       NUMERATOR:
         Net income                                                 $   174
                                                                    =======
       DENOMINATOR:
         Weighted average of common shares outstanding               33,458
         Effect of diluted securities:
           Preferred B Shares                                        21,281
           Options                                                        8
                                                                    -------
                                                                     54,747
                                                                    =======
       EARNINGS PER SHARE:                                          $  0.00
                                                                    =======

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amount paid for interest and income taxes in the three months ended March 31, 1999 was approximately $2,215,000 and $622,000, respectively. Additionally, the Company assumed $594,000 in debt related to the construction of an office building. In the three months ended March 31, 1998, the Company acquired certain assets in conjunction with the Spin-off (Note 2).

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



7.   SEGMENT REPORTING:

     The Company has a joint venture arrangement with Millennia. As of March 31, 1999, Millennia owned eighteen car wash properties in Arizona and Texas. At March 31, 1999, the Company held 100% of the ownership interest in Millennia. Another party manages the daily operations of Millennia and can earn up to 50% of the ownership interest in Millennia based upon operating results exceeding a 35% return on the Company's investment. The accounts of Millennia are consolidated with the Company's financial statements. In March 1999, Millennia entered into an agreement to sell substantially all of its assets. The sale is subject to the occurrence of certain events, the receipt of certain approvals, and other customary closing conditions.

     The Company is a partner in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the operation of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. At March 31, 1999, the Company's ownership in the Grand Hotel was 65% although the Company was entitled to approximately 98% of the Grand Hotel's net income based upon its equity contributed. The accounts of the Grand Hotel are consolidated with the Company's financial statements.

 .    SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note
     1). The following unaudited information has been provided in accordance with SFAS No. 131 for operations related to Millennia, the Grand Hotel, and all other real estate related activities as of and for the three months ended March 31, 1999 (in thousands):

                                                                 Other
                                     Millennia   Grand Hotel  Real Estate     Total
                                     ---------   -----------  -----------   --------
     Total revenues                   $  4,274     $    540     $  4,403    $  9,217
                                      --------     --------     --------    --------

     Interest                              419           --        1,606       2,025
     Depreciation and amortization         334          161          701       1,196
     General and administrative          1,909           --          781       2,690
     Operating expenses                  1,809          703          481       2,993
                                      --------     --------     --------    --------
     Total operating expenses            4,471          864        3,569       8,904
                                      --------     --------     --------    --------
     Income (loss) before
       income taxes                   $   (197)    $   (324)    $    834    $    313
                                      ========     ========     ========    ========

     Real estate, net                 $ 30,058     $ 13,850     $147,540    $191,448
     Other assets                        5,617        1,835       71,238      78,690
                                      --------     --------     --------    --------
     Total assets                     $ 35,675     $ 15,685     $218,778    $270,138
                                      ========     ========     ========    ========

     Mortgages and notes payable      $ 15,108     $     --     $ 84,586    $ 99,694
     Other liabilities                     730          377        1,675       2,782
                                      --------     --------     --------    --------
     Total liabilities                $ 15,838     $    377     $ 86,261    $102,476
                                      ========     ========     ========    ========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


9.   RELATED PARTY TRANSACTIONS:

     In connection with the sale of common stock to ten of the Company's officers and employees, the Company issued $10,872,000 of notes receivable due from certain of these officers. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at March 31, 1999 from these notes totaled $755,000. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheet.

     Following the Spin-off, the Company shared certain employees with New Plan Excel Realty Trust, Inc. ("New Plan Excel"), formerly Excel. The shared employees were paid by New Plan Excel and reimbursed by the Company based upon an Administrative Services Agreement. In April 1999 the Administrative Services Agreement was terminated. See "Item 5. Other Information."

10.  MINIMUM FUTURE RENTALS:

     The Company leases its operating properties, except the Millennia carwash properties and the Grand Hotel property, under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year. Minimum future rental revenue for the next five years for the real estate owned at March 31, 1999 and subject to noncancelable operating leases is as follows (in thousands):

                      YEAR ENDED DECEMBER 31,
                      ------------------------
                              1999 (remaining nine months)      $  8,562
                              2000                                11,425
                              2001                                11,331
                              2002                                11,125
                              2003                                10,951
                              Thereafter                         136,840

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. The Company did not own any significant assets until March 31, 1998 and did not have any significant operating results in the three months ended March 31, 1998.

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Rental revenue was $3.3 million during the three months ended March 31, 1999. Twelve single tenant properties owned by the Company accounted for $2.5 million of rental revenue. Eight of these properties are leased to Wal-Mart Stores, Inc. ("Wal-Mart"), two of these properties are leased to Lowe's Home Centers, Inc. ("Lowe's") and two properties in Colorado are leased to AMC Multi-Cinema, Inc. ("AMC"). Additionally, $0.3 million of rental revenue was attributable to a shopping mall located in Palm Springs, California and the remaining $0.5 million of rental revenue was primarily attributable to three properties which were acquired by the Company in conjunction with a redevelopment project in Scottsdale, Arizona. There were no rental revenue in the three months ended March 31, 1998.

Other operating income totaled $4.9 million in the three months ended March 31, 1999. Of this income, $4.3 million related to revenues recognized by Millennia which is under contract to be sold. The Company also recognized $0.5 million of other operating income by the Grand Hotel. The majority of revenues from this project is expected to be generated between the months of May and October. Finally, TenantFirst Real Estate Services, Inc., which the Company acquired in May 1998, accounted for $0.1 million of revenues from various management contracts. There was no other operating income in the three months ended March 31, 1998.

Interest income was $0.9 million in the three months ended March 31, 1999 and primarily related to interest earned on the Company's outstanding notes receivable. There was no interest income in the three months ended March 31, 1998.

Partnership income and other revenues totaled $0.2 million for the three months ended March 31, 1999 and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada. There was no partnership income in the three months ended March 31, 1998.

Interest expense was $2.0 million in the three months ended March 31, 1999 and primarily related to the $99.7 million of mortgage and notes payable outstanding at March 31, 1999. In the three months ended March 31, 1998, interest expense was $66,000 and related to short-term debt incurred in connection with the Spin-off of assets to the Company.

Depreciation and amortization expense totaled $1.2 million and primarily related to the $137.7 million of buildings and the $2.4 million of leasehold interests held by the Company at March 31, 1999. In the three months ended March 31, 1998, depreciation and amortization was $47,000 and related to assets acquired with the Spin-off on March 31, 1998.

Property operating expenses were $0.5 million in the three months ended March 31, 1999 and primarily related to the three properties located in Scottsdale, Arizona and the property located in Palm Springs, California. The other real estate properties owned by the Company are subject to triple net leases whereby the Company does not incur any significant operating expenses. There were no property operating expenses incurred in the three months ended March 31, 1998.

Other operating expenses were $2.5 million in the three months ended March 31, 1999. Expenses of $1.8 million related to Millennia and $0.7 million related to the Grand Hotel. Both of these investments were acquired subsequent to March 31, 1998 and as such, there were no other operating expenses in the three months ended March 31, 1998.

General and administrative expenses were $2.7 million in the three months ended March 31, 1999. The general and administrative expenses include certain costs charged to the Company by New Plan Excel pursuant to an administrative services agreement providing for the sharing of certain facilities and services which was terminated in April 1999. Additionally, $1.9 million of the expenses related to Millennia.

Provision for income taxes was $139,000 in the three months ended March 31, 1999 of which $82,000 was current expense and $57,000 was deferred expense primarily relating to the change in the deferred tax asset.

The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, amortized leasing commission costs and certain non-recurring items. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the three months ended March 31, 1999 (in thousands):

Net income                                                              $   174
Depreciation and amortization (financial statements)                      1,196
  Less depreciation of non-real estate assets                               (22)
Deferred tax expense                                                         57
                                                                        -------
EBDADT                                                                  $ 1,405
                                                                        =======

EBDADT per share - basic                                                $  0.04
                                                                        =======
EBDADT per share - diluted                                              $  0.03
                                                                        =======

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the total mortgage debt and notes payable of the Company consisted of the following: (i) $24.4 million in mortgages on eight properties leased to Wal-Mart which have fixed interest rates of 7.9% to 8.5%. These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire (2008 to 2009). (ii) $7.5 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014).
(iii) A $2.2 million mortgage securing an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006. (iv) $36.4 million in mortgages on two properties leased to AMC. These mortgages amortize over a period of twenty years which is equivalent to the term of the leases. The mortgages have fixed rates of 7.48% and 7.52%, respectively and mature in 2018. (v) $15.1 million in notes related to the Millennia acquisition of certain car wash properties. Of the notes, $14.6 million have fixed interest rates of 8.5% and are due in fifteen years and $0.4 million have fixed interest rates of 8.0% and are due in two years. These notes will be transferred to the pending buyer for these properties upon closing. (vi) $0.7 million outstanding on a $11.0 million construction loan related to the construction of an office building. Interest on the construction loan varies based upon the Eurodollar and was 7.9% at March 31, 1999. All of the above mortgage debt and notes payable are non-recourse to the Company.(vii) $13.3 million outstanding on the Company's unsecured $20.0 million credit facility. The facility bears interest at LIBOR plus 2.5% (7.5% at March 31, 1999) and expires in October 1999.

At March 31, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

The Preferred B Shares are convertible into common stock of the Company at the election of the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred B Shares also are convertible into common stock by the Company at any time and from time to time after the earlier to occur of (i) the date which is six months following the date on which the Company's common stock becomes listed or admitted for trading on a national securities exchange or (ii) March 31, 2000. The Company's common stock became listed on the American Stock Exchange on November 17, 1998. As a result, the Preferred B Shares will be convertible into common stock at the option of the Company any time after May 17, 1999.

The Preferred B Shares were issued in March 1999 in exchange for all of the issued and outstanding shares of Series A Preferred Stock of the Company (the "Preferred A Shares"). Following such exchange, all Preferred A Shares were retired and restored to the status of authorized and unissued shares of preferred stock, without designation as to series, and may be reissued as shares of any series of preferred stock of the Company.

Eight of the Company's single tenant properties leased to Wal-Mart do not generate cash flow as rent payments are directly used to service outstanding debt obligations. The Company anticipates that existing cash flow from operations will be adequate to meet the current cash requirements of its operating properties. The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development, mortgage debt maturities, and other investment opportunities, through the most advantageous sources of capital available to the Company at the time, which may include operating cash flows, the sale of common stock, preferred stock or debt securities through public offerings or private placements, entering into joint venture arrangements with financial partners, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets.

YEAR 2000

Some of the Company's information technology ("IT") systems were originally written using two digits rather than four to define the applicable year. As a result, those IT systems had time sensitive software that recognizes dates using "00" as the Year 1900 rather than the Year 2000. The Company has upgraded its existing computer software and IT systems and believes that they are able to recognize the Year 2000 and that the Year 2000 issue will not have a material impact on the Company's operations.

The Year 2000 issue affects the Company's internal systems, including IT and non-IT systems. The Company is reviewing its utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. The Company has solicited assurances from its contractors, vendors and other third parties that their systems (including building management and mechanical systems) are currently Year 2000 compliant or will be made compliant before the advent of the Year 2000. No assurances can be made that all contractors and other third parties will comply with their assurances. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third parties, including financial institutions and utility providers, to understand their ability to continue providing services and products through the change to Year 2000. The failure to correct a material

Year 2000 problem either within the Company or within a vendor or supplier could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Company's business, operating results and financial condition.

The Company's Year 2000 project is expected to be complete by mid-1999, which is prior to any anticipated impact on the Company's IT systems. As of March 31, 1999, the Company had expended less than $50,000 and expects to expend less than $10,000 in additional costs in connection with its Year 2000 project, including the cost of identification, assessment, remediation and testing efforts. The cost of the Company's Year 2000 project, and the target date on which the Company expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Company's outside vendors and suppliers.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated time line, the Company will develop contingency plans as deemed necessary at that time. This discussion contains forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" below.

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

Reliance on Major Tenants. As of March 31, 1999, the Company's largest tenants were AMC, Wal-Mart, and Lowe's which accounted for approximately 14%, 10% and 3%, respectively, of the Company's total revenues in the three months ended March 31, 1999. The financial position of the Company may be adversely affected by financial difficulties experienced by any of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of March 31, 1999, executive officers and directors of the Company beneficially owned or had the right to acquire approximately 30% of the Company's outstanding common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval. In addition, such ownership could have an anti-takeover effect, thus discouraging the acquisition of the common stock by potential investors and possibly depressing the trading price of the common stock.

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

Acquired Properties May Fail to Perform as Expected and Capital Expenditures May Exceed Estimates. The Company intends to acquire existing properties to the extent they can be acquired on advantageous terms which meet the Company's investment criteria. Acquisitions of properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected, that estimates of the costs of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate and that occupancy rates and rents achieved may be less than anticipated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any derivative instruments at March 31, 1999 or any other significant market risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Credit Facility of which $13.3 million was outstanding at March 31, 1999. The Company has an additional $0.7 million of variable rate debt at March 31, 1999. The Company continuously evaluates the level of variable rate debt with respect to total debt and other factors.

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its Annual Meeting of Stockholders on January 28, 1999.

           (b) See paragraph (c) below.

           (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

           Election of Directors

           Nominee for                Votes       Votes                     Broker
             Director               Cast For     Withheld    Abstentions   Non-Votes
           -----------              --------     --------    -----------   ---------
           Gary B. Sabin           26,053,432     28,793           -           -
           Richard B. Muir         26,052,932     29,293           -           -
           Kelly D. Burt           26,053,310     28,915           -           -
           Richard J. Nordlund     26,053,310     28,915           -           -
           Robert E. Parsons, Jr.  26,053,110     29,115           -           -
           Robert S. Talbott       26,053,310     28,915           -           -
           John H. Wilmot          26,053,310     28,915           -           -

ITEM 5.    OTHER INFORMATION

           On April 21, 1999, the Company entered into a Master Separation Agreement with New Plan Excel and ERT Development Corporation. Under the terms of the Master Separation Agreement, the Company and New Plan Excel agreed, among other things, to modify the terms of certain of their existing agreements, including the termination of the Intercompany Agreement, dated as of March 31, 1998 (as amended, the "Intercompany Agreement"), and the Administrative Services Agreement, dated as of March 31, 1998 9as amended, the "Administrative Services Agreement"), in each case except as set forth in the Master Separation Agreement.

           In addition, the Master Separation Agreement provides for certain interim arrangements between the Company and New Plan Excel as to certain office facilities in California, as well as an agreement with respect to the non-solicitation of certain New Plan Excel employees during the 90-day period following the entering into of the Master Separation Agreement.

           The Master Separation Agreement also provides that each of the Company and New Plan Excel will, on the terms set forth in the Master Separation Agreement, refrain from acquiring any interest in the other or seeking to influence or control the other.

           The foregoing description of the Master Separation Agreement is qualified in its entirety by reference to the Master Separation Agreement, a copy of which is filed as an exhibit to this Form 10-Q and is incorporated by reference herein.

           Contemporaneously with the Company and New Plan Excel entering into the Master Separation Agreement, on April 21, 1999, six executives of the Company, including Gary B. Sabin, Richard B. Muir, Graham R. Bullick, Mark T. Burton, S. Eric Ottesen and Ronald H. Sabin, entered into separate Resignation and Release Agreements with New Plan Excel. The Resignation and Release Agreements provide for the resignation of the respective executives from New Plan Excel and its subsidiaries and affiliates, the mutual release by New Plan Excel and the executive of certain possible claims against the other, and the payment by New Plan Excel of certain severance benefits.

           In connection with the foregoing matters, and in addition to the resignation of Gary B. Sabin and Richard B. Muir from the Board of Directors of New Plan Excel (as contemplated by their respective Resignation and Release Agreements), two non-executive directors of the Company, Robert E. Parsons, Jr. and John H. Wilmot, resigned from the Board of Directors of New Plan Excel.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               10.1 Master Separation Agreement, dated as of April 21, 1999, among Excel Legacy Corporation, ERT Development Corporation and New Plan Excel Realty Trust, Inc.

               27.1  Financial Data Schedule

           (b) Reports on Form 8-K

               None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EXCEL LEGACY CORPORATION
                                     (Registrant)


DATE:   May 7, 1999                  By: /s/ Gary B. Sabin
                                        --------------------------------------
                                         GARY B. SABIN
                                         President and Chief Executive Officer



DATE:   May 7, 1999                  By: /s/ James Y. Nakagawa
                                        --------------------------------------
                                         JAMES Y. NAKAGAWA
                                         Principal Financial Officer