Form 10-K405/A
period 1998-07-31
EXCEL LEGACY CORP
filed 1999-07-27
CIK 1050671

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For The Fiscal Year Ended: July 31, 1998

                         COMMISSION FILE NUMBER: 0-23503

                            EXCEL LEGACY CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               33-0781747
      (State of other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)

           16955 VIA DEL CAMPO, SUITE 100, SAN DIEGO, CALIFORNIA 92127
               (Address of principal executive offices, Zip Code)

       Registrant's telephone number, including area code: (619) 675-9400

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $60,839,000 as of October 23, 1998 based on the $2.71875 closing price on such date.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  CLASS                      OUTSTANDING AT OCTOBER 23, 1998
                  ------                     -------------------------------
      Common Stock, $.01 par value                     33,457,804

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

COMBINED FINANCIAL STATEMENTS OF EXCEL LEGACY ASSET GROUP, AUDITED BY PRICEWATERHOUSECOOPERS LLP, AS OF AND FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995.

The combined balance sheets as of July 31, 1997 and 1996 and the related statements of operations, of changes in investment by Excel Realty Trust, Inc. and of cash flows for each of the three years in the period ended July 31, 1997 and notes thereto appear elsewhere in this annual report and should be read in conjunction with this selected financial data.

CONSOLIDATED FINANCIAL STATEMENTS OF EXCEL LEGACY CORPORATION, AUDITED BY PRICEWATERHOUSECOOPERS LLP, AS OF JULY 31, 1998 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) THROUGH JULY 31, 1998.

The consolidated balance sheet as of July 31, 1998 and the related statements of income, of changes in stockholders' equity and of cash flows for the period from inception (November 17, 1997) through July 31, 1998 and the notes thereto appear elsewhere in this annual report and should be read in conjunction with this selected financial data.

CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS OF EXCEL LEGACY ASSET GROUP FOR THE EIGHT MONTHS ENDED MARCH 31, 1998 AND 1997.

The unaudited interim condensed statements of operations and of cash flows appear elsewhere in this annual report. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the unaudited interim period and should be read in conjunction with this selected financial data.

              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                     PERIOD
                                                      FROM
                                                   INCEPTION           EIGHT MONTHS                   YEAR ENDED JULY 31,
                                              (NOVEMBER 17, 1997)          ENDED           ---------------------------------------
INCOME STATEMENT DATA                           TO JULY 31, 1998       MARCH 31, 1998       1997            1996            1995
                                              -------------------      --------------      -------         -------         -------
    Total revenue                                  $   8,145                3,757           6,395           5,032           5,897
    Total operating expenses                          (5,267)              (3,149)         (4,565)         (4,513)         (4,603)
    Net income before income taxes                     2,878                2,365           1,830             519           1,294
    Provision for income taxes                        (1,143)                 946            (729)           (207)           (515)
    Net income                                         1,735                1,419           1,101             312             779

    Net income per share:
      Basic                                        $    0.11                  N/A             N/A             N/A             N/A
      Diluted                                      $    0.07                  N/A             N/A             N/A             N/A

    Weighted average number of shares:
      Basic                                           15,842                  N/A             N/A             N/A             N/A
      Diluted                                         25,984                  N/A             N/A             N/A             N/A

BALANCE SHEET DATA (AT PERIOD END)

    Net real estate                                $ 175,756                  (1)          60,350          61,048          59,184
    Total assets                                     246,916                  (1)          83,687          62,169          59,388
    Mortgages payable                                 72,714                  (1)          35,115          36,754          38,224
    Stockholders' equity                             165,919                  (1)
    Investment by Excel Realty Trust                      --                  (1)          48,344          25,162          20,903

-----------------
(1) Not applicable as assets were spun-off to Excel Legacy Corporation at March 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto. As Excel Legacy Corporation (the "Company) was not formed until November 17, 1997, comparison results with 1997 are not provided.

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

INTEREST INCOME AND OTHER REVENUES were $2.0 million and primarily related to $1.3 million of interest earned on the Company's outstanding notes receivable which were acquired on March 31, 1998. In addition, the Company earned $0.6 million of interest income from its cash accounts.

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

Comparison of the Eight Months Ended March 31, 1998 to the Eight Months Ended March 31, 1997.

RENTAL REVENUE for the eight months ended March 31, 1998 was approximately $3.8 million, an increase of 15.2% over rental revenue of approximately $3.3 million for the eight months ended March 31, 1997. The increase relates to an office building and land leased to a restaurant which were acquired in October 1997.

INTEREST REVENUE for the eight months ended March 31, 1998 was approximately $1.8 million, an increase of 159.4% over interest revenue of $694,000 in the comparable period in 1997. The increase was primarily attributable to additional loans made on the Los Arcos and First Street projects during the corresponding periods.

INTEREST EXPENSE for the eight months ended March 31, 1998 was approximately $1.9 million, a decrease of 5.0% over interest expense of approximately $2.0 million in the comparable period in 1997. The decrease is attributable to recurring principal payments on the mortgages on those properties occupied by Wal-Mart and Lowe's.

ADMINISTRATIVE EXPENSES for the eight months ended March 31, 1998 were $453,000, a decrease of 29.7% over administrative expenses of $644,000 in the comparable period in 1997. The decrease is primarily attributable to bonuses paid in 1997.

PROPERTY EXPENSES of $126,000 in the eight months ended March 31, 1998 related to properties acquired in October 1997. Property expenses were $0 in the eight months ended March 31, 1997.

The PROVISION FOR INCOME TAXES for the eight months ended March 31, 1998 was $946,000, an increase of 210.2% over income tax expense of $305,000 in the comparable period in 1997. The increase is attributable to the increase in income before income taxes during the period.

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

On July 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

YEAR 2000

The Company currently uses Management Reports Inc. ("MRI") software on a Novell local area network. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification, or even possible replacement of such applications may be necessary. The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance before the end of 1999. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Company interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Company does not anticipate that the cost will have a material adverse effect on its financial position or results of operations. The foregoing discussion of Year 2000 issues contains forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers. This discussion should be read in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by limiting and monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company has not disposed of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. The table below presents (1) the scheduled principal payments on notes receivable and (2) the scheduled principal repayments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at July 31, 1998 approximates fair value.

                                 July 31, 1998
                             Expected Maturity Date
                         (dollar amounts in thousands)

                                          1999      2000      2001      2002      2003   There-after  Total   Fair Value
                                         ------    ------    ------    ------    ------  ----------- -------  ----------
Notes Receivable, including notes from   $   --    $  378    $   --    $   --    $27,097   $ 6,568    $34,043   $34,000
affiliates
    Average interest rate                    --     11.00%       --         --      9.99%    10.84%     10.03%
Mortgages Payable                        $2,824    $3,056    $3,306    $3,577    $ 7,152   $52,799    $72,714   $72,700
    Average interest rate                  8.05%     8.05%     8.05%     8.05%      8.05%     8.05%      7.70%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below indicates the name, position with the Company and ages of the Company's Directors, executive officers and other key employees.

NAME                                   POSITION WITH THE COMPANY               AGE
----                                   -------------------------               ---
Gary B. Sabin.............Chairman, President and Chief Executive Officer       45
Richard B. Muir...........Director, Executive Vice President and Secretary      43
Kelly D. Burt.............Director, Executive Vice President--Development       41
Richard J. Nordlund.......Director                                              53
Robert E. Parsons, Jr.....Director                                              43
Robert S. Talbott.........Director                                              45
John H. Wilmot............Director                                              55
Emmett R. Albergotti......Senior Vice President--Retail Development             56
Graham R. Bullick, Ph.D...Senior Vice President--Capital Markets                48
Mark T. Burton............Senior Vice President--Acquisitions                   38
S. Eric Ottesen...........Senior Vice President, General Counsel and            43
                          Assistant Secretary
James Y. Nakagawa.........Chief Financial Officer                               33

        Gary B. Sabin has served as the Company's Chairman of the Board of Directors (the "Board"), President and Chief Executive Officer since the Company's formation. Mr. Sabin served as Director and President of New Plan Excel , Inc. ("New Plan Excel") from September 1998 to April 1999 and as Chairman, President and Chief Executive Officer of Excel Realty Trust, Inc. ("Excel") from January 1989 to September 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel's predecessor company and its affiliates starting in 1977. He has been active for over 20 years in diverse aspects of the real estate industry, including the evaluation and negotiation of real estate acquisitions, management, financing and dispositions.

        Richard B. Muir has served as Director, Executive Vice President and Secretary since the Company's formation. Mr. Muir served as a Director, Executive Vice President and Co-Chief Operating Officer of New Plan Excel from September 1998 to April 1999 and served as Director, Executive Vice President and Secretary of Excel from January 1989 to September 1998. In addition, Mr. Muir served as an officer and director of various affiliates of Excel since 1978, primarily in administrative and executive capacities, including direct involvement in and supervision of asset acquisitions, management, financing and dispositions.

        Kelly D. Burt has served as Director and Executive Vice President -- Development since May 1998. From 1992 to May 1998, Mr. Burt served as President and founder of TenantFirst, a real estate development company in San Diego, California that was acquired by us in May 1998. From 1984 to 1992, Mr. Burt was an Industrial/Office Partner at the San Diego division of Trammell Crow Company, a real estate development company headquartered in Dallas, Texas.

        Richard J. Nordlund has served as a Director since the Company's formation and as President of RJN Management, a real estate firm in Santa Barbara, California, since 1985. From 1978 through 1988, Mr. Nordlund served as President of First Corporate Services, an investment banking firm in Minneapolis, Minnesota. He is also associated with Miller & Schroeder Financial, Inc. Mr. Nordlund's business experience includes 28 years in the investment banking and mortgage banking industries.

        Robert E. Parsons, Jr. has served as a Director since the Company's formation. He served as a Director of Excel and then New Plan Excel from January 1989 to April 1999. Mr. Parsons is presently Executive Vice President and Chief Financial Officer of Host Marriott Corporation, a company he joined in 1981. He also serves as a director and officer of several Host Marriott subsidiaries, and as a Director of Merrill Financial Corporation, a privately-held real estate company.

        Robert S. Talbott has served as a Director since the Company's formation. Mr. Talbott is an attorney and has served as President of Holrob Investments, LLC, a company engaged in the acquisition, development, management and leasing of real property, since 1997. From 1985 through 1997, Mr. Talbott served as Executive Vice President and President of Horne Properties, Inc., where he was involved in the acquisition and development of over 100 shopping centers. He also serves as a member of the Public Building Authority of Knoxville, Tennessee, as a member of the Knoxville Industrial Development Board, as a Director of the Knoxville Chamber of Commerce and as Chairman of the St. Mary's Foundation.

        John H. Wilmot has served as a Director since the Company's formation. He served as a Director of Excel and then New Plan Excel from 1989 to April 1999. Mr. Wilmot, individually and through his wholly-owned corporations, develops and manages real property, including office buildings, shopping centers and residential projects primarily in the Phoenix/Scottsdale area, and has been active in such business since 1976.

        Emmett R. Albergotti has served as Senior Vice President -- Retail Development since August 1998. From 1993 to August 1998, Mr. Albergotti served as Senior Vice President of AMC Realty, Inc., the real estate arm of AMC Entertainment, Inc., for which he oversaw the acquisition and development of new theater locations throughout the western United States.

        Graham R. Bullick, Ph.D., has served as Senior Vice President -- Capital Markets since the Company's formation. Mr. Bullick served as Senior Vice President -- Capital Markets of Excel and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

        Mark T. Burton has served as Senior Vice President -- Acquisitions since the Company's formation and held the same position with Excel and then New Plan Excel from October 1995 to April 1999. Mr. Burton also served as a Vice President of Excel from January 1989 to October 1995. Mr. Burton was associated with Excel and its affiliates beginning in 1983, primarily in the evaluation and selection of property acquisitions.

        S. Eric Ottesen has served as Senior Vice President, General Counsel and Assistant Secretary since the Company's formation. Mr. Ottesen served as Senior Vice President -- Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999. Mr. Ottesen served as Senior Vice President, General Counsel and Assistant Secretary of Excel from September 1996 to September 1998. From 1987 to 1995, Mr. Ottesen was a senior partner in a San Diego law firm.

        James Y. Nakagawa has served as Chief Financial Officer since October 1998. From March 1998 to October 1998, Mr. Nakagawa served as Controller of the Company. Mr. Nakagawa served as Controller of Excel and then New Plan Excel from September 1994 to April 1999. Prior to joining New Plan Excel, Mr. Nakagawa was a manager at Coopers & Lybrand LLP. Mr. Nakagawa is a certified public accountant.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Directors, executive officers and beneficial owners of ten percent or more of the Common Stock ("Reporting Persons") are required to report to the Securities and Exchange Commission (the "SEC") on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Common Stock. Regulations promulgated by the SEC require the Company to disclose in this Proxy Statement any reporting violations with respect to the 1998 fiscal year which came to the Company's attention based on a review of the applicable filings required by the SEC to report such status as an officer or Director or such changes in beneficial ownership as submitted to the Company. Based solely on its review of such forms received by it, the Company believes that all filing requirements applicable to its executive officers, Directors and beneficial owners of more than ten percent of the Common Stock were complied with during the fiscal year ended July 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF THE BOARD OF DIRECTORS

        Each non-employee Director of the Company receives $6,000 per year for serving on the Board and an additional $500 for each meeting attended (other than committee meetings). An additional $4,000 is paid to any non-employee Director who serves on the Executive Committee. Each Director is eligible to receive stock options pursuant to the 1998 Stock Option Plan of Excel Legacy Corporation (the "Legacy Stock Option Plan").

        Directors also receive reimbursement for travel expenses incurred in connection with their duties as Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

        AUDIT COMMITTEE. The Audit Committee consists of Messrs. Nordlund, Parsons and Talbott. During the 1998 fiscal year the Audit Committee held no meetings. The Audit Committee reviews the annual audits of the Company's independent public accountants, reviews and evaluates internal accounting controls, recommends the selection of the Company's independent public accountants, reviews and passes upon (or ratifies) related party transactions, and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, the Company and its independent public accountants.

        COMPENSATION COMMITTEE. The Compensation Committee consists of Messrs. Nordlund, Talbott and Wilmot. During the 1998 fiscal year the Compensation Committee held no meetings. The Compensation Committee reviews compensation of senior officers of the Company and administers the Company's executive compensation policies and stock option plans.

        EXECUTIVE COMMITTEE. The Executive Committee consists of Messrs. Sabin, Muir, Burt and Wilmot. During the 1998 fiscal year the Executive Committee held one meeting. The Executive Committee has all powers and rights necessary to exercise the full authority of the Board in the management of the business and affairs of the Company, except as provided in the Delaware General Corporation Law or the Company Bylaws.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal 1998, the Compensation Committee was comprised of Messrs. Nordlund, Talbott and Wilmot. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee.

EXECUTIVE COMPENSATION

        The Company was recently formed in connection with the spin-off of the Company from Excel through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off"). Other than Mr. Burt, who is the only executive officer of the Company not affiliated with New Plan Excel, none of the Company's executive officers received compensation (other than in the form of option grants under the Legacy Stock Option Plan) from or on behalf of the Company from its formation through the fiscal year ended July 31, 1998. In the 1998 fiscal year, the Company paid to New Plan Excel a portion of the salary and other compensation for executive officers of the Company who were shared with New Plan Excel on the basis of an allocation of their salary and bonus from New Plan Excel. See "Item 13. Certain Relationships and Related Transactions -- Relationship Between the Company and New Plan Excel -- Administrative Services Agreement."

        The following table sets forth certain information concerning the compensation of the Chief Executive Officer and each of the other executive officers of the Company whose compensation exceeded $100,000 on an annualized basis for the period from March 31, 1998 (the date of the Spin-off) through the remainder of the fiscal year ended July 31, 1998 (the "Compensation Period").

SUMMARY COMPENSATION TABLE FOR THE 1998 FISCAL YEAR

                                                                                       LONG TERM
                                                        ANNUAL COMPENSATION        COMPENSATION AWARDS
              NAME AND                              --------------------------    ---------------------
              PRINCIPAL                                           OTHER ANNUAL    NUMBER OF SECURITIES
             POSITION(S)                YEAR        SALARY($)     COMPENSATION    UNDERLYING OPTIONS(#)
             -----------                ----        ---------     ------------    ---------------------
 Gary B. Sabin                          1998        $ 82,599(1)          --               800,000
    Chairman, President
    and Chief Executive Officer

 Kelly D. Burt                          1998         150,000(2)      $6,000(3)            300,000
    Executive Vice
    President -- Development

----------

(1) Represents the amount paid by the Company to New Plan Excel under the Administrative Services Agreement with respect to Mr. Sabin on an annualized basis. The Company paid to New Plan Excel $27,533 with respect to Mr. Sabin during the Compensation Period.

(2) Represents the annualized salary of Mr. Burt. Mr. Burt's salary during the Compensation Period was $50,000.

(3)     Includes car allowance and miscellaneous incentive compensation.

OPTION GRANTS

        The following table provides certain information concerning the stock options which the Company granted to the executive officers named in the Summary Compensation Table above during the fiscal year ended July 31, 1998. The Company has not granted any stock appreciation rights.

                                                     INDIVIDUAL GRANTS
                             ------------------------------------------------------------------
                                NUMBER OF                                                              RATES OF STOCK PRICE
                               SECURITIES      PERCENT OF TOTAL                                            APPRECIATION
                               UNDERLYING     OPTIONS GRANTED TO    EXERCISE PRICE                      FOR OPTION TERM(1)
                                OPTIONS           EMPLOYEES           PER SHARE       EXPIRATION     -------------------------
          NAME                 GRANTED(#)          1998(%)              ($/SH)          DATE          5%($)           10%($)
          ----               ------------     ------------------    --------------    ----------     -------        ----------
Gary B. Sabin                   400,000             11.6%              $ 5.00          3/31/08       $922,608       $2,519,901
                                400,000             11.6                10.00          3/31/08              0          519,901

Kelly D. Burt                   150,000              4.3                 5.00           5/1/08        365,190        1,003,488
                                150,000              4.3                10.00           5/1/08              0          253,488

----------

(1) These amounts represent assumed rates of appreciation in the price of the Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

LEGACY STOCK OPTION PLAN

        In March 1998, the Company adopted the Legacy Stock Option Plan. The principal purposes of the Legacy Stock Option Plan are to provide incentives for officers, employees and consultants of the Company and its subsidiaries through the granting of options ("Options"), thereby stimulating their personal and active interest in the Company's development and financial success, and inducing them to remain in the Company's employ. In addition to Options granted to officers, employees and consultants, the Legacy Stock Option Plan provides for formula grants of Options ("Director Options") to the Company's Directors.

        Under the Legacy Stock Option Plan, not more than 5,250,380 shares of Common Stock (or the equivalent in other equity securities) will be authorized for issuance upon the exercise of Options. Furthermore, the maximum number of shares which may be subject to Options granted under the Legacy Stock Option Plan to any individual in any calendar year may not exceed 525,000.

        The Compensation Committee of the Board administers the Legacy Stock Option Plan with respect to grants to employees or consultants of the Company and the full Board administers the Legacy Stock Option Plan with respect to Director Options. Subject to the terms and conditions of the Legacy Stock Option Plan, the Board or the Compensation Committee has the authority to select the persons to whom Options are to be granted, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the Legacy Stock Option Plan. Similarly, the Board has discretion to determine the terms and conditions of Director Options and to interpret and administer the Legacy Stock Option Plan with respect to Director Options. The Compensation Committee (and the Board) are also authorized to adopt, amend and rescind rules relating to the administration of the Legacy Stock Option Plan.

        Pursuant to the terms of the Legacy Stock Option Plan, each Director will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of stockholders after initial election at which the Director is re-elected to the Board.

        On March 31, 1998, the Company issued Options to acquire an aggregate of 3,100,000 shares of Common Stock to its executive officers (other than Mr. Burt, who was not hired until May 1998) under the Legacy Stock Option Plan, 50.0% of which have an exercise price of $5.00 per share and 50.0% of which have an exercise price of $10.00 per share. The Options will become exercisable in five equal annual installments commencing on the first anniversary of the date of grant. In May 1998, the Company issued options to purchase 300,000 shares of Common Stock to Mr. Burt on the same terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number of shares of Common Stock and Series A Preferred Stock beneficially owned as of July 1, 1999 by (1) the executive officers and Directors of the Company, (2) all of the Company's executive officers and Directors as a group, and (3) all other stockholders known by the Company to beneficially own more than 5.0% of the Common Stock or Series A Preferred Stock. Except as otherwise indicated, each individual named has a business address of 16955 Via Del Campo, Suite 100, San Diego, California 92127, and has sole investment and voting power with respect to the securities shown.

                                  Number of Shares             Number of Shares of
                                  of Common Stock           Series A Preferred Stock           Percent
Name                             Beneficially Owned            Beneficially Owned         Beneficially Owned
----                             ------------------            ------------------         ------------------

Gary B. Sabin (1)                   3,855,072                             --            11.5% of Common Stock
                                                                                        7.0% of Voting Stock

Richard B. Muir                     1,097,909                             --            3.3% of Common Stock
                                                                                        2.0% of Voting Stock

Mark T. Burton                      1,018,300                             --            3.0% of Common Stock
                                                                                        1.9% of Voting Stock

Graham R. Bullick                   1,006,605                             --            3.0% of Common Stock
                                                                                        1.8% of Voting Stock

S. Eric Ottesen                     1,000,556                             --            3.0% of Common Stock
                                                                                        1.8% of Voting Stock

Kelly D. Burt                         888,700                             --            2.7% of Common Stock
                                                                                        1.6% of Voting Stock

John H. Wilmot (2)                    110,336                             --                               *

Richard J. Nordlund (3)                32,468                             --                               *

James Y. Nakagawa                      26,020                             --                               *

Robert E. Parsons, Jr. (4)             12,123                             --                               *

Robert S. Talbott (5)                   3,000                             --                               *

Officers and Directors
as a group (12 persons)             9,051,089                             --            27.1% of Common Stock
                                                                                        16.5% of Voting Stock

Fidelity Management                 2,715,790                             --            8.1% of Common Stock
Company (6)                                                                             5.0% of Voting Stock

Longleaf Partners                   2,280,000                     14,600,000            6.8% of Common Stock
Realty Fund (7)                                                                         30.8% of Voting Stock

BancBoston Capital Inc. (8)                --                      2,681,000            0.0% of Common Stock
                                                                                        4.9% of Voting Stock
The Northwestern Mutual
Life Insurance Company (9)                 --                      2,000,000            0.0% of Common Stock
                                                                                        3.7% of Voting Stock

Allstate Insurance                         --                      2,000,000            0.0% of Common Stock
Company (10)                                                                            3.7% of Voting Stock



-------------

*       Represents less than 1.0% of the outstanding shares.

(1) Includes shares of Common Stock held by EIC, of which Gary Sabin is the controlling stockholder.

(2) Mr. Wilmot's business address is 4455 E. Camelback Rd., Phoenix, Arizona 85018.

(3) Mr. Nordlund's business address is 615 Hot Springs Road, Santa Barbara, California 93108-1108.

(4) Mr. Parson's business address is Host Marriott Corporation, 10400 Fernwood Road, Washington, D.C. 20058.

(5) Mr. Talbott's business address is 2607 Kingston Pike, Knoxville, Tennessee 37919.

(6) Fidelity is a group of funds of which no single fund owns more than 5.0% of the Common Stock. Fidelity's business address is 82 Devonshire Street, Boston, Massachusetts 02109.

(7) Longleaf Partners Realty Fund's business address is c/o Southeastern Asset Management, Inc., 6410 Poplar Avenue, 9th Floor, Memphis, Tennessee 38119.

(8) BancBoston Capital Inc.'s business address is 100 Federal Street, Boston, Massachusetts 02110. For a discussion of the relationship between the Company and an affiliate of BancBoston Capital Inc., see "Certain Relationships and Related Transactions--Private Placements."

(9) The Northwestern Mutual Life Insurance Company's business address is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

(10) Allstate Insurance Company's business address is Allstate Plaza, 3075 Sanders Road, Suite G5B, Northbrook, Illinois 60062-7127.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP BETWEEN THE COMPANY AND NEW PLAN EXCEL

        New Plan Excel was the sole stockholder of the Company prior to the Spin-off. In connection with the Spin-off, New Plan Excel and EDV transferred to the Company certain real properties, notes receivable and related assets and liabilities held by New Plan Excel and EDV.

        DISTRIBUTION AGREEMENT. The Company, New Plan Excel and EDV are parties to a Distribution Agreement, which provides for, among other things, (1) the division among the Company, New Plan Excel and EDV of certain assets and liabilities, (2) the Spin-off, and (3) certain other agreements governing the relationship between the Company, New Plan Excel and EDV following the Spin-off. Pursuant to the Distribution Agreement, as consideration for the asset transfers, the Company issued to New Plan Excel (A) 23,412,580 shares of Common Stock in order to effect the Spin-off, and (B) a promissory note payable to New Plan Excel in the amount of approximately $26.4 million. Such note bore interest at the rate of 12.0% per annum, was scheduled to mature in March 2003 and was a non-recourse obligation secured by a first mortgage on one of the Company's properties. The note was repaid by the Company in April 1998. In addition, in connection with the asset transfers, New Plan Excel canceled certain indebtedness of EDV held by New Plan Excel in the amount of approximately $38.1 million.

        ADMINISTRATIVE SERVICES AGREEMENT. The Company and New Plan Excel are parties to an Administrative Services Agreement, which generally provides that New Plan Excel will provide management and administrative services to the Company following the Spin-off, including the ability to use the services of New Plan Excel's employees in connection with the Company's business. In exchange for those services, the Company is required to pay New Plan Excel on a monthly basis the sum of (1) the product of 115.0% of the sum of (A) two-thirds of the aggregate amount of all wages and salaries paid during the month to New Plan Excel employees (excluding senior executives) who spend more than 50.0% of their working time performing services for the Company and are designated in writing as "Legacy Individuals" for purposes of the Administrative Services Agreement, and (B) one-third of the aggregate amount of all wages and salaries paid during the month to New Plan Excel employees (excluding senior executives) that are not designated as Legacy Individuals and (2) 23.0% of the sum of all current monthly salaries and one-twelfth of the most recent annual bonuses for the senior executives of New Plan Excel (who during the 1998 fiscal year included, for purposes of the Administrative Services Agreement, Gary B. Sabin, Richard B. Muir, Graham R. Bullick, Mark T. Burton, S. Eric Ottesen, Ronald H. Sabin and David A. Lund). For the 1998 fiscal year, the Company paid an aggregate of approximately $170,000 to New Plan Excel under the Administrative Services Agreement.

        Under the Administrative Services Agreement, New Plan Excel is responsible for continuing to provide employee benefits (other than those provided under the Legacy Stock Option Plan) to New Plan Excel employees and to Legacy Individuals. The Administrative Services Agreement may be terminated either by New Plan Excel or the Company at any time upon 30 days' prior written notice to the other party. Any individuals independently hired by the Company after the Spin-off as separate employees of the Company are not subject to the Administrative Services Agreement.

        TAX SHARING AGREEMENT. The Company and New Plan Excel are parties to a Tax Sharing Agreement defining the parties' rights and obligations with respect to tax returns and tax liabilities, including, in particular, federal and state income tax returns and liabilities for taxable years and other taxable periods ending on or before the date of the Spin-off. In general, New Plan Excel is responsible for (1) filing all federal and state income tax returns of New Plan Excel, the Company and any of their subsidiaries for all taxable years ending on or before the date of the Spin-off, and (2) paying the taxes relating to such returns (including any deficiencies proposed by applicable taxing authorities).

        INTERCOMPANY AGREEMENT. The Company and New Plan Excel are parties to an Intercompany Agreement which provides both parties with rights to participate in certain transactions. During the term of the Intercompany Agreement, the Company has agreed not to engage in activities or make investments that involve neighborhood and community shopping centers, power centers, malls or other conventional retail properties unless it has first provided written notice to New Plan Excel of the material terms and conditions of such activities or investments, and New Plan Excel has determined not to pursue such activities or investments. The Intercompany Agreement expressly permits the Company to engage in activities or make investments that involve office and industrial properties, single tenant retail properties, entertainment/retail/mixed-use development projects, real estate mortgages, real estate derivatives, or entities that invest primarily in or have a substantial portion of their assets in such real estate assets. The term of the Intercompany Agreement commenced on March 31, 1998 and will terminate upon the earlier of (1) the tenth anniversary of such date, or (2) a change in control of either party.

        TRANSITIONAL SERVICES AGREEMENT. In connection with the Spin-off, the Company and New Plan Excel entered into a Transitional Services Agreement pursuant to which New Plan Excel was obligated to provide certain property acquisition, management and other services to the Company on a transitional basis. The fees for such transitional services were based on hourly rates or a percentage of revenues designed to reflect the actual costs (including indirect costs) of providing such services. The Transitional Services Agreement terminated on December 15, 1998.

PRIVATE PLACEMENTS

        Upon consummation of the Spin-off, the Company sold (1) 9,195,224 shares of Common Stock in a private placement to certain of the Company's officers at a price of $2.39 per share (the estimated market value of the Common Stock as of the date of the Spin-off based upon the value of the assets transferred to the Company), for an aggregate purchase price of approximately $22.0 million, and
(2) 21,281,000 shares of Series A Preferred Stock in a private placement to certain investors at a price of $5.00 per share, for an aggregate purchase price of approximately $106.4 million. For a list of the purchasers in the foregoing private placements and the respective amounts of Common Stock and Series A Preferred Stock purchased, see "Item 12. Securities Ownership of Certain Beneficial Owners and Management."

        The Company loaned to certain of its officers, in connection with their purchase of Common Stock described above, approximately 50.0% of the purchase price therefor (an aggregate amount of approximately $10.9 million). Such loans bear interest at the rate of 7.0% per annum, mature in March 2003 and are recourse obligations of such officers.

        The Company retained BancBoston Securities Inc. ("BSI"), an affiliate of BankBoston, N.A., to act as placement agent in connection with the private placement of Series A Preferred Stock described above. Pursuant to such engagement, the Company paid to BSI a success fee of approximately $2.3 million upon consummation of the private placement. As noted in "Securities Ownership of Certain Beneficial Owners and Management," BancBoston Capital Inc., an affiliate of BSI, acquired 2,681,000 shares of Series A Preferred Stock in the private placement.

OTHER MATTERS

        In May 1998, the Company acquired TenantFirst, which was formed and operated by Kelly D. Burt. As consideration the Company issued to Mr. Burt 850,000 shares of Common Stock and $137,500 in cash. In connection with the acquisition of TenantFirst, the Company hired Mr. Burt as a Director and Executive Vice President -- Development of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) Financial Statements and Financial Statement Schedules:

                                                                                            Page
                                                                                            ----

        (1)     Financial Statements of Excel Legacy Corporation                             F-1

                (i)     Report of Independent Accountants

                (ii)    Consolidated Balance Sheet as of July 31, 1998                       F-2

                (iii)   Consolidated Statement of Income for the period from
                        inception (November 17, 1997) to July 31, 1998                       F-3

                (iv)    Consolidated Statement of Changes In Stockholders'
                        Equity for the period from inception (November 17,
                        1997) to July 31, 1998                                               F-4

                (v)     Consolidated Statement of Cash Flows for the period
                        from inception (November 17, 1997) to July 31, 1998                  F-5

                (vi)    Notes to Consolidated Financial Statements                           F-6

        (2)     Financial Statement Schedules of Excel Legacy Corporation

                (i)     Schedule II; Valuation and Qualifying Accounts; For the
                        period from inception (November 17, 1997) to July 31,
                        1998                                                                 F-19

                (ii)    Schedule III; Real Estate and Accumulated Depreciation;
                        July 31, 1998                                                        F-20

        (3)     Excel Legacy Corporation Asset Group Financial Statements

                (i)     Report of Independent Accountants                                    F-21

                (ii)    Combined Balance Sheets as of July 31, 1997 and July 31,
                        1996                                                                 F-22

                (iii)   Combined Statements of Operations for each of the three
                        years in the period ended July 31, 1997 and the eight
                        months ended March 31, 1998 (unaudited) and March 31,
                        1997 (unaudited)                                                     F-23

                (iv)    Combined Statements of Changes in Investment by Excel
                        Realty Trust, Inc. for each of the three years in the
                        period ended July 31, 1997                                           F-24

                (v)     Combined Statements of Cash Flows for each of the three
                        years in the period ended July 31, 1997 and the eight
                        months ended March 31, 1998 (unaudited) and March 31,
                        1997 (unaudited)                                                     F-25

                (vi)    Notes to Combined Financial Statements                               F-26


        (b)     Reports on Form 8-K filed during the quarter ended July 31,
                1998:                                                                        None


        (c)     Exhibits: Refer to Exhibit Index as follows.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EXCEL LEGACY CORPORATION


DATED: July 27, 1999                    By: /s/ RICHARD B. MUIR
                                            ------------------------------------
                                            Name:  Richard B. Muir
                                            Title: Executive Vice President and
                                                   Secretary



DATED: July 27, 1999                    By: /s/ JAMES Y. NAKAGAWA
                                            ------------------------------------
                                            Name:  James Y. Nakagawa
                                            Title: Chief Financial and
                                                   Accounting Officer

                                  EXHIBIT INDEX

2.1(2) Distribution Agreement, dated as of March 31, 1998, by and among Excel Realty Trust, Inc., Excel Legacy Corporation and ERT
                Development Corporation.

3.1(3)          Amended and Restated Certificate of Incorporation of Excel
                Legacy Corporation.

3.2(3)          Amended and Restated Bylaws of Excel Legacy Corporation.

4.1(4)          Form of Common Stock Certificate.

4.2(2)          Certificate of Designations of the Series A Preferred Stock of
                Excel Legacy Corporation.

4.3(2) Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31, 1998, issued by Excel Legacy Corporation to
                BankBoston Capital Inc.

4.4(2) Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31,1998, issued by Excel Legacy Corporation to
                Southeastern Asset Management, Inc.

10.1(4)         1998 Stock Option Plan of Excel Legacy Corporation.

10.2(2) Administrative Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy
                Corporation.


10.3(2) Intercompany Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.4(2) Tax Sharing Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.5(2) Transitional Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy
                Corporation.

10.6(2) Purchase Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.

10.7(2) Registration Rights Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.

10.8(4) Form of Indemnity Agreement between Excel Legacy Corporation and its directors and executive officers.

10.9(5)         Lease, dated as of March 26, 1997, between MBK Southern
                California/MBK Mountain States Ventures and American-Cinema,
                Inc. (including Assignment and Assumption of AMC lease dated as of December 31, 1997, between MBK Southern California/MBK
                Mountain States Ventures and Excel Legacy Corporation).

10.10(5)        Lease, dated as of March 26, 1997, between MBK Southern
                California/MBK Mountain States Ventures and American
                Multi-Cinema, Inc. (including Assignment and Assumption of AMC lease dated as of December 31, 1997, between MBK Southern
                California/MBK Mountain States Ventures and Excel Legacy
                Corporation).

10.11(1)        Operating Agreement dated as of October 9, 1998 of Grand
                Tusayan, LLC, a Delaware limited liability company, as amended.

10.12(1)        First Amended and Restated Operating Agreement dated as of July
                27, 1998 of Millennia Car Wash, LLC, a Delaware limited liability company.

10.13(1)        First Amended and Restated Operating Agreement dated as of July
                29, 1998 of Newport on the Levee, LLC, a Delaware limited liability company.

21.1(1)         Subsidiaries of Excel Legacy Corporation.

23.1(1)         Consent of PricewaterhouseCoopers LLP

27.1(1)         Financial Data Schedule.

-----------

(1) Filed herewith (for other than Exhibits 23.1 and 27.1, refer to Annual Report on Form 10-K (File No. 0-023503) filed with the Commission on October 28, 1998).

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Excel Legacy Corporation

In our opinion, the consolidated financial statements and the financial statement schedules of Excel Legacy Corporation and subsidiaries as listed in item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Excel Legacy Corporation and subsidiaries at July 31, 1998 and the results of their operations and their cash flows for the period from Inception (November 17, 1997) to July 31, 1998, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these financial statements and financial statement schedules in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP

San Diego, California
October 22,  1998

                   EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------


                                     ASSETS


Real estate:
   Land                                                                  $  51,675
   Buildings                                                               122,669
   Leasehold interests                                                       2,351
   Accumulated depreciation                                                   (939)
                                                                         ---------

      Net real estate                                                      175,756

Cash                                                                        11,491
Accounts receivable, less allowance for bad debts of $14                       732
Notes receivable                                                            23,171
Investment in partnerships                                                  11,138
Interest receivable                                                          3,889
Pre-development costs                                                        6,662
Other assets                                                                 7,757
Deferred tax asset                                                           6,320
                                                                         ---------
                                                                         $ 246,916
                                                                         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                     $  72,714
   Accounts payable and accrued liabilities                                  5,680
   Other liabilities                                                           816
   Income taxes payable                                                        934
                                                                         ---------

               Total liabilities                                            80,144
                                                                         ---------
Commitments and contingencies                                                   --

Minority interests                                                             853
                                                                         ---------
Stockholders' equity:
   Series A Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding                     213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      33,457,804 shares issued and outstanding                                 335
   Additional paid-in capital                                              174,508
   Retained earnings                                                         1,735
   Notes receivable from officers for common shares                        (10,872)
                                                                         ---------

               Total stockholders' equity                                  165,919
                                                                         ---------
                                                                         $ 246,916
                                                                         =========



                   The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
        FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31,1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------


Revenue:
   Rental                                      $4,417
   Other operating income                       1,732
   Interest income and other revenues           1,996
                                               ------

      Total revenue                             8,145
                                               ------
Operating expenses:
   Interest                                     1,518
   Depreciation and amortization                1,057
   Property operating expenses                    915
   Other operating expenses                       876
   General and administrative                     898
   Minority interest                                3
                                               ------

      Total operating expenses                  5,267
                                               ------
Income before income taxes                      2,878

Provision for income taxes                      1,143
                                               ------
   Net income                                  $1,735
                                               ======

Basic net income per share                     $ 0.11

Diluted net income per share                   $ 0.07


                   The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
         THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------



                                       SERIES A
                                   PREFERRED STOCK          COMMON STOCK       ADDITIONAL      OFFICER                   TOTAL
                                 --------------------   --------------------     PAID-IN        NOTES     RETAINED    STOCKHOLDERS'
                                   NUMBER      AMOUNT     NUMBER      AMOUNT     CAPITAL     RECEIVABLE   EARNINGS       EQUITY
                                 ----------    ------   ----------    ------   ----------    ----------    -------    -------------
Balance at inception                     --     $ --            --     $ --     $      --     $     --     $    --     $      --
Issuance of preferred stock      21,281,000      213            --       --       106,192           --          --       106,405
Issuance of common stock                 --       --    33,457,804      335        70,831                       --        71,166
Notes receivable from
  officers for common shares             --       --            --       --            --      (10,872)         --       (10,872)
Issuance costs                           --       --            --       --        (2,515)          --          --        (2,515)
Net income                               --       --            --       --            --           --       1,735         1,735
                                 ----------     ----    ----------     ----     ---------     --------     -------     ---------
Balance at July 31, 1998         21,281,000     $213    33,457,804     $335     $ 174,508     $(10,872)    $ 1,735     $ 165,919
                                 ==========     ====    ==========     ====     =========     ========     =======     =========



                   The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31,1998
                                 (IN THOUSANDS)

                                   ----------


Cash flows from operating activities:
  Net income                                                   $   1,735
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                               1,057
       Provision for bad debts                                        16
       Minority interest in partnerships                               3
     Changes in other assets                                      (6,353)
     Changes in accounts payable                                   5,680
     Changes in other liabilities                                  1,247
                                                               ---------

            Net cash provided by operating activities              3,385
                                                               ---------

Cash flows from investing activities:
  Real estate acquisitions and construction costs paid           (98,951)
  Investment in partnerships                                     (11,138)
  Pre-development costs paid                                      (6,662)
                                                               ---------

          Net cash used in investing activities                 (116,751)
                                                               ---------

Cash flows from financing activities:
  Issuance of preferred stock                                    106,405
  Proceeds from issuance of mortgages and notes payable           82,367
  Principal payments of mortgages and notes payable              (72,504)
  Issuance of common stock                                        11,104
  Issuance costs                                                  (2,515)
                                                               ---------

            Net cash provided by financing activities            124,857
                                                               ---------


            Net increase in cash                                  11,491

Cash at inception                                                     --
                                                               ---------
Cash at July 31                                                $  11,491
                                                               =========



                   The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        ORGANIZATION

        Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation and a self-administered, self-managed real estate investment rust ("REIT"), now know as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

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

        PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has a ownership greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership is less than 50% but has significant influence over.

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

        The Company assesses its properties individually for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Recoverability of property to be held and used is measured by comparing the carrying amount of the property to future undiscounted net cash flows expected to be generated by the property. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the property is considered to be impaired. If the property is impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

        REVENUE RECOGNITION

        Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. Percentage rents and tenant reimbursements are recognized when they are earned.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and requires restatement of earlier periods presented. SFAS No. 130 had no effect on the Company's consolidated financial statements. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Management is currently evaluating the requirements of SFAS 131.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        The Spin-off took place through a dividend distribution to Excel's common stockholders, of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's and EDV's original book value in accordance with accounting standards for distributions of non-monetary assets to owners in a spin-off. The tax effect of the difference between fair market value and book value was $6,528,000 and was recorded as a deferred tax asset.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.      REAL ESTATE, CONTINUED:

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.      REAL ESTATE, CONTINUED:

        RANCHO BERNARDO LAND

        In March 1998, the Company acquired approximately 11.1 acres of land located in the community of Rancho Bernardo in San Diego, California for approximately $4,072,000. The land is currently under consideration for sale.

        TELLURIDE LAND

        In January 1998, the Company acquired land located at the base of Telluride mountain in Telluride Mountain Village Ski Resort in Telluride, Colorado for approximately $763,000. The land was acquired for future development.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.      NOTES RECEIVABLE, CONTINUED:

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

        BALANCE SHEET
        Land                                                   $  3,117
        Buildings, net of accumulated depreciation               13,504
        Other assets                                              3,599
                                                               --------
             Total assets                                      $ 20,220
                                                               ========

        Accounts payable and other liabilities                 $    271
        Stockholders' equity                                     19,949
                                                               --------
             Total liabilities and stockholders' equity        $ 20,220
                                                               ========
        INCOME STATEMENT
             Operating revenue                                 $  1,178
             Operating expenses                                    (747)
             General and administrative costs                      (288)
             Depreciation and amortization                          (85)
                                                               --------
             Net income                                        $     58
                                                               ========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.      INVESTMENTS, CONTINUED:

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

        BALANCE SHEET
            Leasehold interest in land                            $  2,351
            Building, net of depreciation                            9,986
            Other assets                                             1,380
                                                                  --------
                Total assets                                      $ 13,717
                                                                  ========

        Accounts payable and other liabilities                    $    114
        Stockholders' equity                                        13,603
                                                                  --------
                Total liabilities and stockholders' equity        $ 13,717
                                                                  ========

        INCOME STATEMENT
            Revenue                                               $     95
            Operating expenses                                        (114)
            Depreciation and amortization                              (38)
                                                                  --------
                Net Loss                                          $    (57)
                                                                  ========

        ENTERCITEMENT

        In April 1998, the Company invested $6,000,000 in EnterCitement, LLC ("EnterCitement"), a theme park development company. EnterCitement owns approximately 510 acres of land in Indianapolis, Indiana, on which it plans to develop a theme park. The Company currently holds a 23.7% ownership interest in EnterCitement.

        NEWPORT

        In May 1998, the Company invested $5,000,000 in 3017977 Nova Scotia Company ("Nova Scotia Company"), a Nova Scotia unlimited liability company. Nova Scotia Company used the proceeds to help acquire the Newport Centre, an office building located in Winnipeg, Canada. The Company is entitled to a 12% preferred return on its investment from the eventual disposition of or cash flows from the property in addition to its 50% interest in Nova Scotia Company. The Company accounts for this investment on the equity method of accounting.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.      INVESTMENTS, CONTINUED:

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

6.      MORTGAGES PAYABLE:

        The Company had $72,714,000 in mortgages payable outstanding at July 31, 1998 at 7.37% to 8.53%. The mortgages are due on various dates through 2018 and monthly payments approximate $702,000. The mortgages are collateralized by real estate and an assignment of rents. The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):

        YEAR ENDED JULY 31,
        -------------------
             1999                                     $  2,824
             2000                                        3,056
             2001                                        3,306
             2002                                        3,577
             2003                                        7,152
             Thereafter                                 52,799
                                                      --------
                                                      $ 72,714
                                                      ========

        Mortgages of $66,890,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018. Notes payable of $14,800,000 were borrowed by Millennia in August and September of 1998 in connection with the acquisition of certain properties. These notes bear annual interest of 8.5% and are due in fifteen years.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.      INCOME TAXES, CONTINUED:

                                          FEDERAL          STATE
                                          --------        --------
             Current payable              $727,000        $207,000
             Deferred tax expense          163,000          46,000
                                          --------        --------
        Provision for income taxes        $890,000        $253,000
                                          ========        ========

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

        SERIES A PREFERRED SHARES

        On July 31, 1998, the Company had 21,281,000 shares of Series A Preferred Stock outstanding (the "Preferred A Shares"). Holders of the Preferred A Shares are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred A Shares are convertible. Holders of the Preferred A Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.      CAPITAL STOCK, CONTINUED:

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.      CAPITAL STOCK, CONTINUED:

                                                                    INCEPTION
                                                                 (NOV. 17, 1997)
                                                                 TO JULY 31, 1998
                                                                 ----------------
        BASIC EPS
            NUMERATOR:
                Net income                                           $ 1,735
                                                                     =======

            DENOMINATOR:
                Weighted average of common shares outstanding         15,842
                                                                     =======

            EARNINGS PER SHARE:                                      $  0.11
                                                                     =======

        DILUTED EPS
            NUMERATOR:
                Net income                                           $ 1,735
                                                                     =======

            DENOMINATOR:
                Weighted average of common shares outstanding         15,842
                Effect of diluted securities:
                  Preferred A Shares                                  10,142
                                                                     -------
                                                                      25,984
                                                                     =======
        EARNINGS PER SHARE:                                          $  0.07
                                                                     =======

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

10.     FINANCIAL INSTRUMENTS AND CREDIT RISK:

        Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance limits. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of July 31, 1998. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly,

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

10.     FINANCIAL INSTRUMENTS AND CREDIT RISK, CONTINUED:

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

        Summarized quarterly financial data is as follows (in thousands except per share amounts):


                             TOTAL                      PER SHARE-  PER SHARE-
                            REVENUES    NET INCOME        BASIC      DILUTED
                            --------    ----------      ----------  ----------
        First quarter        $   --       $   --          $  --       $  --
        Second quarter           --           --             --          --
        Third quarter         1,343          363           0.03        0.02
        Fourth quarter        6,802        1,372           0.04        0.03

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                                 (IN THOUSANDS)

                                   ----------


                                            ADDITIONS     DEDUCTIONS
                                            ----------    ----------
                                                          ACCOUNTS
                              BALANCE AT    CHARGED TO    RECEIVABLE    BALANCE AT
                              BEGINNING      BAD DEBT       WRITTEN       END OF
     DESCRIPTION               OF YEAR       EXPENSE          OFF          YEAR
     -----------              ---------     ----------    ----------      ------
Allowance for bad debts:        $   --        $   16        $    2        $   14
                                ======        ======        ======        ======

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  JULY 31, 1998
                                 (IN THOUSANDS)

                                   ----------


                                                                                    NET COST
                                                                               CONSOLIDATED (SOLD)
                                                                                  SUBSEQUENT TO
                                                   INITIAL COST                    ACQUISITION
                                               -----------------------       -----------------------
                                                         BUILDINGS AND                 BUILDINGS AND
DESCRIPTION                  ENCUMBRANCES      LAND       IMPROVEMENTS       LAND       IMPROVEMENTS
-----------                  ------------      ----       ------------       ----       ------------
Scottsdale Galleria
Scottsdale, AZ                $     --       $  1,755       $ 13,077       $     --       $     --

Scottsdale City Centre
Scottsdale, AZ                   2,539          2,760          5,126             --             --

Scottsdale Towers Land
Scottsdale, AZ                      --          3,743             --             --             --

Brio Restaurant
Scottsdale, AZ                      --            563          1,046             --             --

Grand Hotel
Tusayan, AZ                       -(1)             --         10,021             --             --

Desert Fashion Plaza
Palm Springs, CA                    --          3,816          9,772             --            102

4-S Ranch Land
Rancho Bernardo, CA                 --          4,072             --             --          1,033

Land
Telluride, CO                       --            752             --             --             --

Land
Yosemite,                           --            600             --             --             --

Land
Rancho Bernardo, CA                 --          3,623             --             --             --

Wal-Mart Building
Berlin, MI                       1,567            680          1,378             --             --

Wal-Mart Building
Decateur, IN                     2,330          1,011          2,050             --             --

Wal-Mart Building
Big Rapids, MI                   2,249          1,042          2,133             --             --

Wal-Mart Building
Wysomming. PA                    4,528          2,118          4,294             --             --

Wal-Mart Building
Brighton, CO                     2,285          1,069          2,167             --             --

Wal-Mart Building
Wabash, IN                       2,496          1,168          2,367             --             --

Lowes Building
Terre Haute, IN                  3,716          1,855          3,037             --             --

Wal-Mart Building
Orland Hills,  IL                5,922          2,631          5,372             --             --

Wal-Mart Building
Temple, TX                       4,195          1,563          3,979             --             --

Lowe's Building
Middletown, OH                   3,951          2,187          3,646             --             --

Millenia Car Washes (2)
Phoenix, AZ                         --          3,117         13,572             --             --

AMC Theater
Highlands Ranch, CO             18,067          5,800         18,736             --             --

AMC Theater
Westminster, CO                 18,869          5,750         19,761             --             --
                              --------       --------       --------       --------       --------
                              $ 72,714       $ 51,675       $121,534       $     --       $  1,135
                              ========       ========       ========       ========       ========



                                                                                                                     LIFE ON WHICH
                               GROSS AMOUNT AT WHICH                                                                 DEPRECIATION
                             CARRIED  AT CLOSE OF PERIOD                                                               IN LATEST
                          ----------------------------------       ACCUMULATED                                          INCOME
                                     BUILDINGS AND      TOTAL      DEPRECIATION        DATE OF             DATE      STATEMENTS IS
DESCRIPTION               LAND       IMPROVEMENTS        (a)            (b)         CONSTRUCTION          ACQUIRED      COMPUTED
-----------               ----       ------------        ---            ---         ------------          --------      --------
Scottsdale Galleria
Scottsdale, AZ             1,755       $ 13,077       $ 14,832       $    123                 (3)            1998       40 years

Scottsdale City Centre
Scottsdale, AZ             2,760          5,126          7,886             48               1982             1998       40 years

Scottsdale Towers Land
Scottsdale, AZ             3,743             --          3,743             --                 --             1998             --

Brio Restaurant
Scottsdale, AZ               563          1,046          1,609             10               1975             1998       40 years

Grand Hotel
Tusayan, AZ                   --         10,021         10,021             35               1998             1998       40 years

Desert Fashion Plaza
Palm Springs, CA           3,816          9,874         13,690             51               1967             1998       40 years

4-S Ranch Land
Rancho Bernardo, CA        4,072          1,033          5,105             --                 (3)            1998             --

Land
Telluride, CO                752             --            752             --                 --             1998             --

Land
Yosemite,                    600             --            600             --                 --             1998             --

Land
Rancho Bernardo, CA        3,623             --          3,623             --                 --             1998             --

Wal-Mart Building
Berlin, MI                   680          1,378          2,058             13               1992             1998       40 years

Wal-Mart Building
Decateur, IN               1,011          2,050          3,061             19               1992             1998       40 years

Wal-Mart Building
Big Rapids, MI             1,042          2,133          3,175             20               1992             1998       40 years

Wal-Mart Building
Wysomming. PA              2,118          4,294          6,412             40               1992             1998       40 years

Wal-Mart Building
Brighton, CO               1,069          2,167          3,236             20               1992             1998       40 years

Wal-Mart Building
Wabash, IN                 1,168          2,367          3,535             22               1992             1998       40 years

Lowes Building
Terre Haute, IN            1,855          3,037          4,892             28               1993             1998       40 years

Wal-Mart Building
Orland Hills,  IL          2,631          5,372          8,003             50               1992             1998       40 years

Wal-Mart Building
Temple, TX                 1,563          3,979          5,542             37               1992             1998       40 years

Lowe's Building
Middletown, OH             2,187          3,646          5,833             34               1993             1998       40 years

Millenia Car Washes (2)
Phoenix, AZ                3,117         13,572         16,689             68          1976-1990             1998       25 years

AMC Theater
Highlands Ranch, CO        5,800         18,736         24,536            176               1998             1998       40 years

AMC Theater
Westminster, CO            5,750         19,761         25,511            145               1998             1998       40 years
                         -------       --------       --------       -------
                          51,675       $122,669       $174,344       $   939
                         =======       ========       ========       =======




(1) This property is on a land lease with a cost of $2,351 which is not included above.

(2)     These represent nine car washes located in Phoenix, Arizona.

(3)     Property is currently being redeveloped.



[a]     Reconciliation of total real estate carrying value is as follows:

        Balance at inception (November 17, 1997):              $     --

        Acquisitions:                                           173,209

        Improvements and other additions:                         1,135
                                                               --------

        Balance at July 31, 1998:                              $174,344
                                                               ========

        Total cost for federal income tax purposes
        at the end of each year                                $190,732
                                                               ========

[b]     Reconciliation of accumulated depreciation is as follows:

        Balance at inception (November 17, 1997):              $     --
        Depreciation expense:                                       939
                                                               --------
        Balance at July 31, 1998:                              $    939
                                                               ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Excel Legacy Corporation

        We have audited the accompanying combined balance sheets of Excel Legacy Corporation Asset Group (the "Portfolio"), as defined in Note 1, as of July 31, 1997 and 1996 and the related combined statements of operations, changes in investment by Excel Realty Trust, Inc. and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Excel Legacy Corporation Asset Group as of July 31, 1997 and 1996 and the combined results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

        As more fully described in Note 1, certain general and administrative expenses were paid by Excel Realty Trust, Inc. and allocated to the Portfolio principally based on Excel Realty Trust, Inc.'s specific identification of individual cost items based upon estimated levels of effort devoted by its corporate administrative departments. We have reviewed the methods and documentation used in allocating such amounts and, in the circumstances, we believe the methods used are reasonable and the documentation appropriate. However, if the Portfolio had operated as a separate entity, actual expenses might have been different.

                                                      PricewaterhouseCoopers LLP

San Diego, California
November 24, 1997

                      EXCEL LEGACY CORPORATION ASSET GROUP

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              JULY 31,         JULY 31,
                                                                1996             1997
                                                              --------         --------
                                         ASSETS

Real estate:
  Land .....................................................  $ 15,324         $ 15,324
  Buildings ................................................    34,789           34,789
  Real estate under development ............................    13,888           14,060
  Leasehold interest .......................................        --               --
  Accumulated depreciation .................................    (2,953)          (3,823)
                                                              --------         --------
    Net real estate ........................................    61,048           60,350

Notes receivable ...........................................     1,050           21,958
Interest receivable ........................................        71            1,379
Other assets ...............................................        --               --
                                                              --------         --------
                                                              $ 62,169         $ 83,687
                                                              ========         ========

                 LIABILITIES AND INVESTMENT BY EXCEL REALTY TRUST, INC

Liabilities:
  Mortgages payable ........................................  $ 36,754         $ 35,115
  Interest payable .........................................       253              228
  Other liabilities ........................................        --               --
                                                              --------         --------
    Total liabilities ......................................    37,007           35,343

Commitments and contingencies ..............................        --               --

Investment by Excel Realty Trust, Inc. .....................    25,162           48,344
                                                              --------         --------
                                                              $ 62,169         $ 83,687
                                                              ========         ========



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                                  EIGHT MONTHS ENDED
                                               YEARS ENDED JULY 31,                   MARCH 31,
                                       ----------------------------------        --------------------
                                         1995          1996          1997          1997          1998
                                       ------        ------        ------        ------        ------
                                                                                      (UNAUDITED)
Revenue:
  Rental revenue ....................  $5,897        $4,937        $4,937        $3,291         3,757
  Interest ..........................      --            95         1,458           694         1,757
                                       ------        ------        ------        ------        ------
    Total revenue ...................   5,897         5,032         6,395         3,985         5,514
                                       ------        ------        ------        ------        ------
Operating expenses:
  Interest ..........................   3,185         3,080         2,896         1,999         1,927
  Depreciation and amortization .....     870           870           870           590           643
  Administrative expenses ...........     548           563           799           644           453
  Property expenses .................      --            --            --            --           126
                                       ------        ------        ------        ------        ------
    Total operating expenses ........   4,603         4,513         4,565         3,223         3,149
                                       ------        ------        ------        ------        ------
Income before income taxes ..........   1,294           519         1,830           762         2,365
Provision for income taxes ..........     515           207           729           305           946
                                       ------        ------        ------        ------        ------
  Net income ........................  $  779        $  312        $1,101        $  457        $1,419
                                       ======        ======        ======        ======        ======



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                 COMBINED STATEMENTS OF CHANGES IN INVESTMENT BY
                            EXCEL REALTY TRUST, INC.
                                 (IN THOUSANDS)



Investment by Excel Realty Trust, Inc. at August 1, 1994 ....   $ 17,441
   Net income for the year ended July 31, 1995 ..............        779
   Net return to Excel Realty Trust, Inc. ...................       (276)
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1995 .....     17,944
   Net income for the year ended July 31, 1996 ..............        312
   Net investment by Excel Realty Trust, Inc. ...............      6,906
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1996 .....     25,162
   Net income for the year ended July 31, 1997 ..............      1,101
   Net investment by Excel Realty Trust, Inc. ...............     22,081
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1997 .....     48,344
   Net income for the eight months ended March 31, 1998 .....      1,419
   Net investment by Excel Realty Trust, Inc. ...............      9,282
                                                                --------
Investment by Excel Realty Trust, Inc. at March 31, 1998 ....     59,045
                                                                ========



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                                      EIGHT MONTHS ENDED
                                                                 YEARS ENDED JULY 31,                     MARCH 31,
                                                         -----------------------------------       ----------------------
                                                          1995          1996          1997           1997          1998
                                                         -------       -------      --------       --------       -------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net income .........................................   $   779       $   312      $  1,101       $    276       $ 1,881
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization ....................       870           870           870            580           643
    Change in interest receivable and other
      assets .........................................        --           (71)       (1,308)          (397)       (1,676)
    Change in interest payable and other
      liabilities ....................................        (8)           (9)          (24)           (16)          240
                                                         -------       -------      --------       --------       -------
  Net cash provided by operating activities ..........     1,641         1,102           639            443         1,088
                                                         -------       -------      --------       --------       -------
Cash flows from investing activities:
  Net costs paid on real estate held for
    development ......................................        --        (5,488)         (171)            99          (643)
  Cash paid for real estate acquired .................        --            --            --             --        (6,601)
  Cash paid for leasehold interest ...................        --            --            --             --        (1,790)
  Advances for notes receivable ......................        --        (1,050)      (20,908)       (16,593)         (131)
                                                         -------       -------      --------       --------       -------
  Net cash used in investing activities ..............        --        (6,538)      (21,079)       (16,494)       (9,165)
                                                         -------       -------      --------       --------       -------
Cash flows from financing activities:
  Principal payments of mortgages payable ............    (1,365)       (1,470)       (1,641)          (776)       (1,205)
  Net investment by Excel Realty Trust, Inc. .........      (276)        6,906        22,081         16,827         9,282
                                                         -------       -------      --------       --------       -------
  Net cash provided by (used in) financing
    activities .......................................    (1,641)        5,436        20,440         16,051         8,077
                                                         -------       -------      --------       --------       -------
Net increase in cash .................................        --            --            --             --            --
Cash at beginning of period ..........................        --            --            --             --            --
                                                         -------       -------      --------       --------       -------
Cash at end of period ................................   $    --       $    --      $     --       $    --             --
                                                         =======       =======      ========       ========       =======



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION:

        FORMATION OF THE COMPANY

        Excel Legacy Corporation (the "Company"), a Delaware Corporation, was formed on November 17, 1997 to own, operate and/or develop real estate. Certain real estate assets ("Excel Legacy Corporation Asset Group") are planned to be transferred from Excel Realty Trust, Inc. ("Excel") and ERT Development Corporation ("EDV"), an unconsolidated affiliate of Excel, to the Company. In September 1997, Excel's Board of Directors approved in principle, a plan for the distribution (the "Distribution") of Company stock to holders of Excel common stock. Excel is the sole stockholder of the Company and the Company is currently considered a qualified REIT subsidiary of Excel.

        The following assets were acquired prior to July 31, 1997 and are scheduled to be transferred to the Company:

                - Ten single tenant free-standing buildings with a book value of $45.8 million and encumbered by mortgages of $35.1 million at July 31, 1997.

                - A 670,000 square foot shopping mall located in Scottsdale, Arizona which is substantially vacant. The Company intends to redevelop this property. The book value is $14.7 million at July 31, 1997.

                - Four notes receivable related to development projects located in Arizona (3) and California. The principal amount of the notes at July 31, 1997 is $22.0 million.

        The following additional assets were acquired subsequent to July 31, 1997 and are scheduled to be transferred to the Company:

                - A single-tenant free-standing building with a book value of $1.6 million and unencumbered at July 31, 1997.

                - An office building containing 64,000 square feet located in Scottsdale, Arizona. This building was acquired in October 1997 for $7.9 million. At July 31, 1997 the property has a book value of approximately $7.9 million and is encumbered by a mortgage of $2.8 million.

                - A leasehold interest in 6.5 acres of land located in Tusayan, Arizona. The leasehold interest was acquired in November 1997 for approximately $1.8 million and has a term of 50 years with two 10-year renewal options.

        Other assets may be transferred to the Company as the Boards of the Company and Excel deem appropriate. The Company's authorized stock consists of 150,000,000 shares of $.01 par value common stock and 50,000,000 shares of $.01 par value preferred stock.

        BASIS OF PRESENTATION

These financial statements present the financial position, results of operations, and cash flows for the Excel Legacy Corporation Asset Group, hereafter referred to as the Company, as if it were a separate entity of Excel for all periods presented. Excel and EDV's historical basis in the assets and liabilities has

                      EXCEL LEGACY CORPORATION ASSET GROUP

1.      ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED:

been carried over. Changes in investment by Excel represent the net income of the Company plus the net change in cash and non-cash items transferred between the Company and Excel.

        The combined financial statements include assets, liabilities and operations to be transferred to the Company in connection with the acquisition of assets from Excel and EDV. All significant intercompany accounts have been eliminated. Certain general and administrative expenses were paid by Excel and allocated to the Company, principally based on Excel's specific identification of individual cost items based upon estimated levels of effort devoted by its corporate administrative departments. Expense amounts allocated to administrative expenses were $799,000, $563,000 and $548,000 for each of the years ended July 31, 1997, 1996 and 1995, respectively. In the opinion of management, the methods for allocating corporate administrative expenses are reasonable.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        REAL ESTATE

        Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings. The leasehold interest is being amortized over the initial lease term of 50 years using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized. Direct costs incurred for properties under development or redevelopment are capitalized and depreciation is not charged to the property until the project is completed.

        The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If these factors indicate that there has been a permanent impairment in the value of its real estate, the Company estimates the future cash flows expected to result from the operations of the property and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, the Company will recognize a permanent impairment loss, equal to the amount by which the carrying amount of the property exceeds the fair value of the property.

        INCOME TAXES

        The Company's income tax provision is determined as if the Company had paid income tax on taxable income on a separate company basis. Taxes payable are charged directly against the investment by Excel. The Company's income tax provision, all of which is current, is based on income before taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities of their financial reporting amounts at each year end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. There are no significant timing differences between financial reporting and taxable income and as such, the Company has not recorded any deferred income tax assets or liabilities.

                      EXCEL LEGACY CORPORATION ASSET GROUP

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        REVENUE RECOGNITION

        Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. The leases also provide that the tenant directly pay all of the common area maintenance and other operating expenses.

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

        CONCENTRATION OF CREDIT RISK

        As of July 31, 1997, eight of the 12 operating properties held by the Company are leased to Wal-Mart. Rents from these stores account for approximately 65% of the Company's scheduled rental revenue. Two of the operating properties, which account for 21% of scheduled rental revenue, are leased to Lowe's. While the financial position of the Company may be adversely affected by financial difficulties experienced by Wal-Mart, the Company has not experienced any such events. Wal-Mart and Lowe's are publicly-traded companies, and financial and other information regarding these companies is on file with the Securities and Exchange Commission.

        Additionally, two of the Company's notes receivable which account for 95.0% of the Company's scheduled interest revenue at July 31, 1997 are with the same developer. EDV is committed to provide up to approximately $9,000,000 in additional advances related to these notes.

3.      REAL ESTATE:

        The financial statements include 11 single tenant free-standing buildings which are located in Arizona, Colorado, Illinois, Indiana (3), Michigan, Ohio, Pennsylvania, Texas, and Wisconsin and an office building in Arizona. Eight of the buildings are leased by Wal-Mart and two of the buildings are leased by Lowe's. The financial statements also include a leasehold interest in land located in Arizona.

        REAL ESTATE UNDER DEVELOPMENT

        The financial statements include a property located in Scottsdale, Arizona that is under redevelopment. The shopping center is substantially vacant with large amounts of demolition having occurred. Depreciation expense is no longer being charged to the property and costs incurred during redevelopment are being capitalized.

                      EXCEL LEGACY CORPORATION ASSET GROUP

4.      NOTES RECEIVABLE:

        The Company holds a $16,593,000 mortgage loan receivable from a developer and owner of a shopping center located in Scottsdale, Arizona. The borrower intends to redevelop the property through the acquisition of adjoining parcels and the construction of certain improvements. The loan was originated in December 1996, and matures upon the sale of the property and bears interest at the rate of 12.0%. In addition, the borrower must pay the Company a "profits participation" equal to 50.0% of the profits generated by the property. The loan is non-recourse and repayment of the loan is collateralized by a first mortgage on the property. Interest receivable at July 31, 1997 and July 31, 1996 is $1,193,000 and $0, respectively.

        Summarized unaudited financial statements as of and for the twelve months ended December 31, 1997 for the shopping center are as follows:

BALANCE SHEET:
    Real estate, net of depreciation ........................   $ 15,445,000
    Other assets ............................................      1,741,000
                                                                ------------
                                                                $ 17,186,000
                                                                ============

    Notes payable to the Company ............................   $ 16,593,000
    Other liabilities .......................................      2,365,000
                                                                ------------
                                                                  18,958,000
    Partners' deficit .......................................     (1,772,000)
                                                                ------------
                                                                $ 17,186,000
                                                                ============

STATEMENT OF OPERATIONS:

    Total revenues ..........................................   $  3,293,000
    Operating expenses:
        Property ............................................     (1,737,000)
        Interest ............................................     (1,945,000)
        Depreciation ........................................       (322,000)
        Amortization ........................................       (251,000)
                                                                ------------
            Net operating loss ..............................   $   (962,000)
                                                                ============

The Company holds a $4,290,000 promissory note receivable from a developer and owner of an eight story office building in downtown Phoenix, Arizona. The loan was originated in May 1997 and matures upon the sale of the property by the borrower. Until maturity, the loan bears interest at 11.0% per annum. In addition, the borrower must pay the Company a "profits participation" equal to 50.0% of the profits generated by the property. The loan is non-recourse and repayment of the loan is collateralized by a first mortgage on the property. Interest receivable was $84,000 and $0 at July 31, 1997 and July 31, 1996, respectively.

                      EXCEL LEGACY CORPORATION ASSET GROUP

4.      NOTES RECEIVABLE, CONTINUED:

        The Company holds a $1,050,000 promissory note receivable from an owner of a land parcel located in Arizona. The loan originated in October 1995 and matures in September 1998. Until the maturity date, the borrower is to pay interest at the rate of 7.0% per annum. In addition, upon maturity, prepayment or acceleration of the note, the borrower must pay additional interest from October 1995 on the principal amount of the note at the rate of 3.0% per annum. The note is non-recourse and repayment of the loan is collateralized by a first mortgage on the property.

        At July 31, 1997, the Company has approximately $156,000 in notes receivable from a developer relating to predevelopment expenses of a property located in San Diego, California. The outstanding amounts related to these advances bear interest at the rate of 12.0%. EDV is committed to provide up to $2,500,000 in total advances related to this project.

5.      MORTGAGES PAYABLE:

        Ten of the Company's single free-standing buildings are encumbered by mortgages. The Company's office building is encumbered by a 8.125% mortgage due in 2006. Interest rates on the properties range from 7.625% to 8.75% and mature on various dates to 2014. Monthly payments at July 31, 1997 total $405,000. The loans are non-recourse and repayment of the loans by the Company is collateralized by a first mortgage on the properties.

        The principal payments required to be made on mortgages payable are as follows (in thousands):

        Year
        ----
        1998..........................................................$ 2,026
        1999..........................................................  2,182
        2000..........................................................  2,353
        2001..........................................................  2,538
        2002..........................................................  2,743
        Thereafter.................................................... 25,974

6.      MINIMUM FUTURE RENTALS:

        The Company leases its properties to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses. Minimum future rental revenue for the next five years is as follows (in thousands):

        Year
        ----
        1998..........................................................$ 5,684
        1999..........................................................  5,519
        2000..........................................................  5,411
        2001..........................................................  5,268
        2002..........................................................  5,070
        Thereafter.................................................... 62,239

                      EXCEL LEGACY CORPORATION ASSET GROUP

7.      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

        The amounts paid for interest during the years ended July 31, 1997, 1996 and 1995 were $2,920,000, $3,089,000, and $3,193,000, respectively.

8.      NEW PRONOUNCEMENTS:

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SFAS No. 129, Disclosure of Information about Capital Structure, which become effective for periods after December 15, 1997 and SFAS No. 131, Disclosures about Segments in an Enterprise and Related Information and SFAS No. 130, Comprehensive Income, which become effective in 1998. The Company has determined that the adoption of these SFASs will not have a material effect on the consolidated financial statements.

9.      INTERIM FINANCIAL INFORMATION (UNAUDITED):

        The accompanying combined statements of operations of changes in investment by Excel Realty Trust, Inc. and of cash flows for each of the eight-month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the operating results and cash flows of such periods. Interim results are not necessarily indicative of results for the entire year or future periods.