Form 10-Q/A
period 1999-03-31
EXCEL LEGACY CORP
filed 1999-07-27
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

           16955 VIA DEL CAMPO, SUITE 100, SAN DIEGO, CALIFORNIA 92127
                    (Address of principal executive offices)

                  Registrant's telephone number: (619) 675-9400

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

         Notes to Consolidated Financial Statements (Unaudited).............................7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................18

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------



                                                                    MARCH 31,     DECEMBER 31,
                                                                      1999           1998
                                                                    ---------     ------------
                                     ASSETS


Real estate:
   Land                                                             $  54,915      $  54,915
   Buildings                                                          137,685        136,118
   Leasehold interests                                                  2,351          2,351
   Accumulated depreciation                                            (3,503)        (2,506)
                                                                    ---------      ---------

      Net real estate                                                 191,448        190,878

Cash                                                                    1,775          1,387
Accounts receivable, less allowance for bad debts of $104 and
  and $14 at March 31, 1999 and December 31 1998, respectively            169            204
Notes receivable                                                       23,239         23,204
Investment in partnerships                                             12,829         11,423
Interest receivable                                                     6,187          5,341
Pre-development costs                                                  19,302         13,569
Other assets                                                            9,043          9,087
Deferred tax asset                                                      6,146          6,203
                                                                    ---------      ---------

                                                                    $ 270,138      $ 261,296
                                                                    =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage and notes payable                                       $  99,694      $  90,986
   Accounts payable and accrued liabilities                             2,151          2,604
   Other liabilities                                                      631            220
                                                                    ---------      ---------

               Total liabilities                                      102,476         93,810
                                                                    ---------      ---------

Commitments and contingencies                                              --             --

Minority interests                                                        848            846
                                                                    ---------      ---------

Stockholders' equity:
   Series B Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding                213            213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      33,457,804 shares issued and outstanding                            335            335
   Additional paid-in capital                                         174,508        174,508
   Retained earnings                                                    2,630          2,456
   Notes receivable from affiliates for common shares                 (10,872)       (10,872)
                                                                    ---------      ---------

               Total stockholders' equity                             166,814        166,640
                                                                    ---------      ---------

                                                                    $ 270,138      $ 261,296
                                                                    =========      =========

                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
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
                                             ======     ======


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------


                                    PREFERRED STOCK           COMMON STOCK      ADDITIONAL                AFFILIATE       TOTAL
                                ----------------------  ----------------------   PAID-IN      RETAINED      NOTES     STOCKHOLDERS'
                                  NUMBER      AMOUNT      NUMBER      AMOUNT     CAPITAL      EARNINGS    RECEIVABLE     EQUITY
                                ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------

Three Months Ended March 31, 1999:

Balance at January 1, 1999      21,281,000  $      213  33,457,804  $      335  $  174,508   $    2,456   $  (10,872)  $  166,640
Net income                              --          --          --          --          --          174           --          174
                                ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balance at March 31, 1999       21,281,000  $      213  33,457,804  $      335  $  174,508   $    2,630   $  (10,872)  $  166,814
                                ==========  ==========  ==========  ==========  ==========   ==========   ==========   ==========


Three Months Ended March 31, 1998:

Balance at January 1, 1998              --  $       --         100  $       --  $       --   $       --   $       --   $       --
Issuance of preferred stock     21,281,000         213          --          --     106,192           --           --      106,405
Issuance of common stock                --          --  32,607,704         326      67,469           --           --       67,795
Notes receivable from officers
 for common shares                      --          --          --          --          --           --      (10,872)     (10,872)
Issuance costs                          --          --          --          --      (2,697)          --           --       (2,697)
Net income                              --          --          --          --          --          (70)          --          (70)
                                ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balance at March 31, 1998       21,281,000  $      213  32,607,804  $      326  $  170,964   $      (70)  $  (10,872)  $  160,561
                                ==========  ==========  ==========  ==========  ==========   ==========   ==========   ==========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                   ----------



                                                             1999             1998
                                                           ---------        ---------
Cash flows from operating activities:

  Net income                                               $     174        $     (70)
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                           1,196               47
Provision for bad debts                                           72               --
       Minority interest in partnerships                           2               --
     Changes in accounts receivable and other assets          (1,073)              --
Changes in accounts payable and other liabilities                 15               90
                                                           ---------        ---------
          Net provided by operating activities                   386               67
                                                           ---------        ---------

Cash flows from investing activities:

  Real estate acquired and construction costs paid              (973)         (18,571)
  Investment in partnership                                   (1,406)              --
  Pre-development costs paid                                  (5,733)              --
                                                           ---------        ---------

          Net cash used in investing activities               (8,112)         (18,571)
                                                           ---------        ---------


Cash flows from financing activities:

  Proceeds from issuance of preferred stock                       --          106,405
  Proceeds from issuance of common stock                          --           11,104
  Issuance costs paid                                             --           (2,697)
  Principal payments of mortgage payable                        (736)              --
  Borrowings from parent company                                               21,191
  Borrowings from notes                                        8,850               --
                                                           ---------        ---------
          Net cash provided by financing activities            8,114          136,003
                                                           ---------        ---------

          Net increase in cash                                   388          117,499
Cash at January 1                                              1,387               --
                                                           ---------        ---------
Cash at March 31                                           $   1,775        $ 117,499
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

             PRINCIPLES OF CONSOLIDATION

             The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has ownership greater than 50%. The Company uses the equity method of accounting for its investments in which its ownership is less than 50% but has significant influence over.

             REAL ESTATE

             Certain real estate assets were transferred to the Company from Excel and recorded at Excel's cost. Other real estate assets acquired subsequent to the Spin-off were recorded at the Company's cost. Depreciation is computed using the straight-line


Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

     The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

         YEAR ENDED
         DECEMBER 31,
         ------------
             1999 (remaining nine months)                                $15,559
             2000                                                          4,889
             2001                                                          4,125
             2002                                                          4,461
             2003                                                          4,826
             Thereafter                                                   65,834
                                                                         -------
                                                                         $99,694
                                                                         =======



Continued

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

                                               FEDERAL         STATE
                                              --------       --------
             Current payable                  $ 62,000       $ 20,000
             Deferred tax expense               54,000          3,000
                                              --------       --------
             Provision for income taxes       $116,000       $ 23,000
                                              ========       ========

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



Continued

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

                                                         THREE MONTHS ENDED
                                                          MARCH 31, 1999
                                                          --------------
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



Continued

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

                                                                           Other
                                         Millennia      Grand Hotel     Real Estate       Total
                                         --------       -----------     -----------     --------
     Total revenues                      $  4,274        $    540        $  4,403       $  9,217
                                         --------        --------        --------       --------

     Interest                                 419              --           1,606          2,025
     Depreciation and amortization            334             161             701          1,196
     General and administrative             1,909              --             781          2,690
     Operating expenses                     1,809             703             481          2,993
                                         --------        --------        --------       --------
     Total operating expenses               4,471             864           3,569          8,904
                                         --------        --------        --------       --------
     Income (loss) before
       income taxes                      $   (197)       $   (324)       $    834       $    313
                                         ========        ========        ========       ========

     Real estate, net                    $ 30,058        $ 13,850        $147,540       $191,448
     Other assets                           5,617           1,835          71,238         78,690
                                         --------        --------        --------       --------
     Total assets                        $ 35,675        $ 15,685        $218,778       $270,138
                                         ========        ========        ========       ========

     Mortgages and notes payable         $ 15,108        $     --        $ 84,586       $ 99,694
     Other liabilities                        730             377           1,675          2,782
                                         --------        --------        --------       --------
     Total liabilities                   $ 15,838        $    377        $ 86,261       $102,476
                                         ========        ========        ========       ========



Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


8.   RELATED PARTY TRANSACTIONS:

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

9.   MINIMUM FUTURE RENTALS:

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

                      YEAR ENDED DECEMBER 31,
                      -----------------------
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

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated time line, the Company will develop contingency plans as deemed necessary at that time. This discussion contains forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by limiting and monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company has not disposed of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. The table below presents (1) the scheduled principal payments on notes receivable and (2) the scheduled principal repayments on mortgages payable over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at March 31, 1999 approximates fair value.

                                 March 31, 1999

                             Expected Maturity Date
                          (dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Fair
                                    2000         2001        2002        2003        2004      Thereafter     Total        Value
----------------------------------------------------------------------------------------------------------------------------------
Notes Receivable, including
  notes from affiliates ........  $     445   $      --   $      --   $   27,097   $   5,518   $    1,051   $   34,111   $  34,100
    Average interest rate ......      11.00%         --          --         9.99%      11.00%       10.00%       10.03%
----------------------------------------------------------------------------------------------------------------------------------
Mortgages Payable ..............  $   2,259   $   4,889   $   4,125   $    4,461   $   4,826   $   65,834   $   86,394   $  86,400
    Average interest rate ......       8.51%       8.51%       8.51%        8.51%       8.51%        8.51%        7.38%
----------------------------------------------------------------------------------------------------------------------------------

In addition to the above table, the company has a Credit Facility due June 2000 subject to variable interest rates of which $13.3 million was outstanding at March 31, 1999. The Company has an additional $0.7 million of variable rate debt at March 31, 1999 related to a construction loan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXCEL LEGACY CORPORATION
                                        (Registrant)


DATE:   July 27, 1999                   By: /s/ Richard B. Muir
                                            ------------------------------------
                                            RICHARD B. MUIR
                                            Executive Vice President and
                                            Secretary



DATE:   July 27, 1999                   By: /s/ James Y. Nakagawa
                                            ------------------------------------
                                            JAMES Y. NAKAGAWA
                                            Principal Financial and Accounting
                                            Officer