Form 10-Q
period 1999-06-30
EXCEL LEGACY CORP
filed 1999-08-12
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: JUNE 30, 1999             Commission File Number: 0-23503



                            EXCEL LEGACY CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   33-0781747
-------------------------------        -----------------------------------------
    (State of incorporation)              (IRS Employer Identification Number)


         16955 VIA DEL CAMPO, SUITE 100   SAN DIEGO, CALIFORNIA 92127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (858) 675-9400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at August 11, 1999
----------------------------                 -----------------------------------
Common Stock, $.01 par value                             33,457,804

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets
              June  30, 1999
              December 31, 1998 ............................................................. 3

           Consolidated Statements of Income
              Three Months Ended June 30, 1999
              Three Months Ended June 30, 1998
              Six Months Ended June 30, 1999
              Six Months Ended June 30, 1998................................................. 4

           Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1999
              Six Months Ended June 30, 1998................................................. 5

           Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1999
              Six Months Ended June 30, 1998................................................. 6

           Notes to Consolidated Financial Statements........................................ 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................20

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................................21

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------



                                                                       JUNE 30,      DECEMBER 31,
                                                                         1999            1998
                                                                      ---------      ------------
                                     ASSETS

Real estate:
    Land                                                              $  55,128       $  54,915
    Buildings                                                           140,036         136,118
    Leasehold interest                                                    2,351           2,351
    Accumulated depreciation                                             (3,990)         (2,506)
                                                                      ---------       ---------
      Net real estate                                                   193,525         190,878

Cash                                                                      8,070           1,387
Accounts receivable, less allowance for bad debts of
    $168 and $14 in 1999 and 1998, respectively                             498             204
Notes receivable                                                         23,305          23,204
Investment in partnerships                                               17,738          11,423
Interest receivable                                                       7,079           5,341
Pre-development costs                                                    25,049          13,569
Other assets                                                              9,304           9,087
Deferred tax asset                                                        6,112           6,203
                                                                      ---------       ---------

                                                                      $ 290,680       $ 261,296
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages and notes payable                                       $ 118,596       $  90,986
    Accounts payable and accrued liabilities                              3,285           2,604
    Other liabilities                                                       623             220
                                                                      ---------       ---------

    Total liabilities                                                   122,504          93,810
                                                                      ---------       ---------

Commitments and contingencies                                                --              --

Minority interests                                                          850             846
                                                                      ---------       ---------

Stockholders' equity:
    Series B Preferred stock, $.01 par value, 50,000,000 shares
       authorized, 21,281,000 shares issued and outstanding                 213             213
    Common stock, $.01 par value, 150,000,000 shares authorized,
       33,457,804 shares issued and outstanding                             335             335
    Additional paid-in capital                                          174,508         174,508
    Retained earnings                                                     3,142           2,456
    Notes receivable from affiliates for common shares                  (10,872)        (10,872)
                                                                      ---------       ---------

                  Total stockholders' equity                            167,326         166,640
                                                                      ---------       ---------

                                                                      $ 290,680       $ 261,296
                                                                      =========       =========



                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------



                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                         --------------------      --------------------
                                         JUNE 30,     JULY 31,     JUNE 30,     JULY 31,
                                           1999         1998         1999         1998
                                         -------      -------      -------      -------
Revenue:
    Rental                               $ 3,128      $ 3,383      $ 6,440      $ 4,417
    Operating income                       2,002        1,732        6,898        1,732
    Interest income                          936        1,687        1,794        1,996
    Partnership income                       150           --          301           --
                                         -------      -------      -------      -------

       Total revenue                       6,216        6,802       15,433        8,145
                                         -------      -------      -------      -------

Operating expenses:
    Interest                               1,929        1,207        3,954        1,518
    Depreciation and amortization            883          795        2,079        1,057
    Property operating expenses              578          807        1,060          915
    Other operating expenses               1,305          879        3,816          879
    General and administrative               735          840        3,425          898
                                         -------      -------      -------      -------

       Total operating expenses            5,430        4,528       14,334        5,267
                                         -------      -------      -------      -------

Income before income taxes                   786        2,274        1,099        2,878

Provision for income taxes                   274          902          413        1,143
                                         -------      -------      -------      -------

       Net income                        $   512      $ 1,372      $   686      $ 1,735
                                         =======      =======      =======      =======

Basic net income per common share        $  0.02      $  0.04      $  0.02      $  0.08
                                         =======      =======      =======      =======

Diluted net income per common share      $  0.01      $  0.03      $  0.01      $  0.05
                                         =======      =======      =======      =======



                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------



                                      PREFERRED STOCK         COMMON STOCK     ADDITIONAL               AFFILIATE      TOTAL
                                    -------------------     -----------------   PAID-IN       RETAINED     NOTES     STOCKHOLDERS'
                                      NUMBER     AMOUNT     NUMBER     AMOUNT   CAPITAL       EARNINGS   RECEIVABLE      EQUITY
                                    ----------   ------   ----------   ------   ---------     -------    ----------  -------------
Six Months Ended June 30, 1999:

Balance at January 1, 1999          21,281,000    $213    33,457,804    $335    $ 174,508     $ 2,456     $(10,872)    $ 166,640
Net income                                  --      --            --      --           --         686           --           686
                                    ----------    ----    ----------    ----    ---------     -------     --------     ---------
Balance at June 30, 1999            21,281,000    $213    33,457,804    $335    $ 174,508     $ 3,142     $(10,872)    $ 167,326
                                    ==========    ====    ==========    ====    =========     =======     ========     =========

Six Months Ended July 31, 1998:

Balance at February 1, 1998                 --    $ --           100    $ --    $      --     $    --     $     --     $      --
Issuance of preferred stock         21,281,000     213            --      --      106,192          --           --       106,405
Issuance of common stock                    --      --    32,607,704     326       67,469          --           --        67,795
Notes receivable from affiliates
 for common shares                          --      --            --      --           --          --      (10,872)      (10,872)
Issuance costs                              --      --            --      --       (2,697)         --           --        (2,697)
Net income                                  --      --            --      --           --         (70)          --           (70)
                                    ----------    ----    ----------    ----    ---------     -------     --------     ---------
Balance at July 31, 1998            21,281,000    $213    32,607,804    $326    $ 170,964     $   (70)    $(10,872)    $ 160,561
                                    ==========    ====    ==========    ====    =========     =======     ========     =========



                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------



                                                                  SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,        JULY 31,
                                                                1999            1998
                                                              --------       ---------
Cash flows from operating activities:
   Net income                                                 $    686       $   1,735
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization                           2,079           1,057
         Provision for bad debts                                   136              16
         Minority interests in income of partnership                 4               3
      Change in accounts receivable and other assets            (3,055)         (6,353)
      Change in accounts payable and other liabilities           1,149           6,927
                                                              --------       ---------

               Net cash provided by operating activities           999           3,385
                                                              --------       ---------

Cash flows from investing activities:
   Real estate acquired and construction costs paid             (1,227)        (98,951)
   Investment in partnerships                                   (6,315)        (11,138)
   Pre-development costs paid                                  (11,480)         (6,662)
                                                              --------       ---------

               Net cash used in investing activities           (19,022)       (116,751)
                                                              --------       ---------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                        --         106,405
   Proceeds from issuance of common stock                           --          11,104
   Issuance costs paid                                              --          (2,697)
   Principal payments of mortgages                              (1,593)        (11,146)
   Borrowings from issuance of notes                            26,299          21,191
                                                              --------       ---------

               Net cash provided by financing activities        24,706         124,857
                                                              --------       ---------

               Net increase in cash                              6,683          11,491

Cash at the beginning of the period                              1,387              --
                                                              --------       ---------

Cash at the end of the period                                 $  8,070       $  11,491
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

      The Company was formed to pursue opportunities available to those investors that are not restricted by the federal income tax laws governing REITs or influenced by Excel's investment and leverage guidelines. In connection with the Spin-off, certain real properties, notes receivable and related assets and liabilities were transferred to the Company from Excel (Note 2). Upon completion of the Spin-off, the Company ceased to be a wholly-owned subsidiary of Excel and began operating as an independent public real estate operating company.

      CHANGE IN FISCAL YEAR

      By unanimous consent dated December 11, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. The Company's previous fiscal year-end was July 31, and accordingly, comparative information reported in the Form 10-Q for 1998 represents information previously reported by the Company for the periods ended July 31, 1998.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is less than 50% but in which it has significant influence.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents. The cash balance includes $7,500,000 which is on deposit for the acquisition of Common Shares of Price Enterprises, Inc., a Maryland corporation.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REAL ESTATE

      Certain real estate assets were transferred to the Company from Excel and recorded at Excel's cost basis. Other real estate assets acquired subsequent to the Spin-off were recorded at the Company's cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

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

      INCOME TAXES

      The Company uses the liability method to account for income taxes. Deferred income tax assets have been recorded to reflect the future tax benefit of assets acquired from Excel that were recorded at Excel's cost for book purposes and fair market value for tax purposes.

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

2.    SPIN-OFF:

      On March 31, 1998, Excel transferred certain real estate assets to the Company in exchange for 23,412,580 common shares of the Company, assumption of mortgage debt by the Company, and issuance of a note payable to Excel from the Company which was subsequently repaid. The Spin-off took place through a dividend distribution to Excel's common stockholders of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. While the Company has recorded the acquisition of assets and liabilities at fair market value for tax purposes, the Company has recorded for book purposes, the assets and liabilities at Excel's original book value in accordance with accounting standards for distributions of non-monetary assets to owners in a spin-off. The tax effect of the difference between fair market value and book value was $6,528,000 and was recorded as a deferred tax asset.

3.    MILLENNIA:

      The Company has a joint venture arrangement with Millennia Car Wash ("Millennia"). Millennia owns or leases 19 car wash properties in Arizona and Texas. Millennia entered into an agreement to sell its assets in exchange for approximately 4.1 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MSI").
      In connection with the agreement, Millennia has assigned the operations of its car wash properties to MSI effective April 1, 1999. As such, the Company has not included any operations of Millennia since that date. Millennia, however, has retained ownership of the car wash properties until certain approvals and other customary closing conditions are finalized which is expected to occur in the third or fourth quarter of 1999, after which the Company will receive the MSI shares.

4.    MORTGAGES AND NOTES PAYABLE:

      The Company had $118,596,000 in mortgages and notes payable outstanding at June 30, 1999 with an average interest rate of 8.25% and average maturity of approximately 10 years. The mortgages and notes are due on various dates through 2018, have monthly payments of approximately $1,101,000, and are collateralized by real estate and an assignment of rents.

      The Company has a revolving credit facility of $35,000,000 from BankBoston, N.A. (the "Credit Facility") which carries an interest rate of LIBOR plus 3.75% (8.9% at June 30, 1999). The Credit Facility expires in June 2000. Through June 30, 1999, $30,000,000 was outstanding under the Credit Facility.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


4.    MORTGAGES AND NOTES PAYABLE, CONTINUED:

      The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

           YEAR ENDED
           DECEMBER 31,
           ------------
               1999 (remaining six months)                   $   4,467
               2000                                             34,094
               2001                                              4,096
               2002                                              4,431
               2003                                              5,230
               Thereafter                                       66,278
                                                             ---------
                                                             $ 118,596
                                                             =========

5.    INCOME TAXES:

      At June 30, 1999, the Company had a net deferred tax asset of $6,112,000. The deferred tax asset primarily relates to the difference between the tax basis and costs basis of the real estate assets acquired from Excel in connection with the Spin-off (Note 2) and is non-current. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes for the six months ended June 30, 1999 consists of the following:

                                                 FEDERAL           STATE
                                                 -------           -----
               Current payable                  $ 223,000        $  99,000
               Deferred tax expense                78,000           13,000
                                                 --------          -------
               Provision for income taxes       $ 301,000        $ 112,000
                                                  =======          =======

6.    CAPITAL STOCK:

      SERIES B PREFERRED SHARES

      At June 30, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

                                   ----------


6.    CAPITAL STOCK, CONTINUED:

      or (ii) March 31, 2000. The Company's common stock became listed on the American Stock Exchange on November 17, 1998. As a result, the Preferred B Shares are convertible into common stock at the option of the Company at any time.

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

      EARNINGS PER SHARE (EPS)

      A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           ------------------    ------------------
                                           JUNE 30,   JULY 31,   JUNE 30,   JULY 31,
                                             1999       1998       1999       1998
                                           -------    -------    -------    -------
       BASIC EPS

       NUMERATOR:
          Net income                       $   512    $ 1,372    $   686    $ 1,735
                                           =======    =======    =======    =======

        DENOMINATOR:
          Weighted average of common
            shares outstanding              33,458     33,458     33,458     22,552
                                           =======    =======    =======    =======

        EARNINGS PER SHARE:                $  0.02    $  0.04    $  0.02    $  0.08
                                           =======    =======    =======    =======

      DILUTED EPS

        NUMERATOR:
          Net income                       $   512    $ 1,372    $   686    $ 1,735
                                           =======    =======    =======    =======

        DENOMINATOR:
          Weighted average of common
            shares outstanding              33,458     33,458     33,458     22,552
          Effect of diluted securities:
            Preferred B Shares              21,281     21,281     21,281     14,344
            Options                             21         --         16         --
                                           -------    -------    -------    -------
                                            54,760     54,739     54,755     36,896
                                           =======    =======    =======    =======

        EARNINGS PER SHARE:                $  0.01    $  0.03    $  0.01    $  0.05
                                           =======    =======    =======    =======

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



7.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest and income taxes in the six months ended June 30, 1999 were approximately $2,215,000 and $622,000, respectively. Additionally, the Company assumed $2,903,000 in debt related to the construction of an office building. In the six months ended July 30, 1998, the amounts paid for interest and income taxes were approximately $1,648,000 and $0, respectively. Additionally in 1998, the Company acquired certain assets in conjunction with the Spin-off (Note 2).

8.    SEGMENT REPORTING:

      The Company is a partner in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the operation of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. At June 30, 1999, the Company's ownership in the Grand Hotel was 65% although the Company was entitled to approximately 98% of the Grand Hotel's net income based upon its equity contributed. The accounts of the Grand Hotel are consolidated in the Company's financial statements.

 .     SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note 1). The following unaudited information has been provided in accordance with SFAS No. 131 for operations related to Millennia, the Grand Hotel, and all other real estate related activities as of June 30, 1999 and 1998 and for periods then ended (in thousands):

                                                                          Other
                                               Millennia  Grand Hotel  Real Estate     Total
                                               ---------  -----------  -----------   --------
      The three months ended June 30, 1999:

      Total revenues                           $      7     $  1,559     $  4,650    $  6,216
                                               --------     --------     --------    --------

      Interest                                       --           --        1,929       1,929
      Depreciation and amortization                  --          161          722         883
      General and administrative                    106           --          629         735
      Operating expenses                             --        1,304          579       1,883
                                               --------     --------     --------    --------
      Total operating expenses                      106        1,465        3,859       5,430
                                               --------     --------     --------    --------
      Income (loss) before
        income taxes                           $    (99)    $     94     $    791    $    786
                                               ========     ========     ========    ========

      The six months ended June 30, 1999:

      Total revenues                           $  4,311     $  2,139     $  8,983    $ 15,433
                                               --------     --------     --------    --------

      Interest                                      419           --        3,535       3,954
      Depreciation and amortization                 334          322        1,423       2,079
      General and administrative                  2,015           --        1,410       3,425
      Operating expenses                          1,809        2,007        1,060       4,876
                                               --------     --------     --------    --------
      Total operating expenses                    4,577        2,329        7,428      14,334
                                               --------     --------     --------    --------
      Income (loss) before
        income taxes                           $   (266)    $   (190)    $  1,555    $  1,099
                                               ========     ========     ========    ========

      Real estate, net                         $ 30,038     $ 13,725     $149,762    $193,525
                                               ========     ========     ========    ========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


8.    SEGMENT REPORTING, CONTINUED:

                                                                          Other
                                               Millennia  Grand Hotel  Real Estate  Total
                                               ---------  -----------  ----------- --------
      The three months ended July 31, 1998:

      Total revenues                           $ 1,178    $     95     $  5,529    $  6,802
                                               -------    --------     --------    --------

      Interest                                      --          --        1,207       1,207
      Depreciation and amortization                 85          38          672         795
      General and administrative                   288          --          552         840
      Operating expenses                           747         114          825       1,686
                                               -------    --------     --------    --------
      Total operating expenses                   1,120         152        3,256       4,528
                                               -------    --------     --------    --------
      Income (loss) before
        income taxes                           $    58    $    (57)    $  2,273    $  2,274
                                               =======    ========     ========    ========

      The six months ended July 31, 1998:

      Total revenues                           $ 1,178    $     95     $  6,872    $  8,145
                                               -------    --------     --------    --------

      Interest                                      --          --        1,518       1,518
      Depreciation and amortization                 85          38          934       1,057
      General and administrative                   288          --          610         898
      Operating expenses                           747         114          933       1,794
                                               -------    --------     --------    --------
      Total operating expenses                   1,120         152        3,995       5,267
                                               -------    --------     --------    --------
      Income (loss) before
        income taxes                           $    58    $    (57)    $  2,879    $  2,878
                                               =======    ========     ========    ========


      Real estate, net                         $20,220    $ 13,717     $141,819    $175,756
                                               =======    ========     ========    ========

9.    RELATED PARTY TRANSACTIONS:

      In connection with the sale of common stock to certain affiliates, the Company issued $10,872,000 of notes receivable. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at June 30, 1999 from these notes totaled $945,000. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheet.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



10.   MINIMUM FUTURE RENTALS:

      The Company leases its operating properties, except the Millennia carwash properties and the Grand Hotel property, under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year. Minimum future rental revenue for the next five years for the real estate owned at June 30, 1999 and subject to noncancelable operating leases is as follows (in thousands):

                 YEAR ENDED DECEMBER 31,
                 -----------------------
                         1999 (remaining six months)            $5,573
                         2000                                   11,208
                         2001                                   11,470
                         2002                                   11,263
                         2003                                   11,089
                         Thereafter                            116,364

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

RESULTS OF OPERATIONS

The Company has a joint venture arrangement with Millennia Car Wash ("Millennia"). Millennia owns or leases 19 car wash properties in Arizona and Texas. Millennia entered into an agreement to sell its assets in exchange for approximately 4.1 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MSI"). In connection with the agreement, Millennia has assigned the operations of its car wash properties to MSI effective April 1, 1999. As such, the Company has not included any operations of Millennia since that date. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto.

Comparison of the three months ended June 30, 1999 to the three months ended July 31, 1998

Rental revenue was $3.1 million during the three months ended June 30, 1999 compared to $3.3 million in the three months ended July 31, 1998 . The decrease of $0.2 million primarily attributable to a shopping mall located in Palm Springs, California. Rental revenue from this property was $0.3 million in 1999 compared to $0.5 million in 1998. The Company intends to redevelop this property and is not leasing vacant space or renewing expired leases. Twelve single tenant properties owned by the Company accounted for $2.5 million of rental revenue in both periods. Eight of these properties are leased to Wal-Mart Stores, Inc. ("Wal-Mart"), two of these properties are leased to Lowe's Home Centers, Inc. ("Lowe's") and two properties in Colorado are leased to AMC Multi-Cinema, Inc. ("AMC"). The remaining $0.3 million of rental revenue was primarily attributable to three properties which were acquired by the Company in conjunction with a redevelopment project in Scottsdale, Arizona.

Operating income totaled $2.0 million in the three months ended June 30, 1999 compared to $1.7 million in the three months ended July 31, 1998. In 1999, $1.6 million related to operations from the Grand Hotel. The remaining $0.4 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. In 1998, $1.2 million related to operations from Millennia, $0.1 million related to operations from the Grand Hotel, and $0.4 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. Income from the Grand Hotel increased as the Hotel was opened in July 1998 and thus had no substantial operations in 1998. Income related to Millennia was $0 in the three months ended June 30, 1999 as noted above.

Interest income was $0.9 million in the three months ended June 30, 1999 compared to $1.7 million in the three months ended July 31, 1998. The decrease primarily relates to an average decrease in cash balances in 1999 compared to 1998.

Partnership income and other revenues totaled $0.2 million for the three months ended June 30, 1999 and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada. There was no partnership income in the three months ended July 31, 1998.

Interest expense was $1.9 million in the three months ended June 30, 1999 and primarily related to the $119.0 million of mortgages and notes payable outstanding at June 30, 1999. In the three months ended July 31, 1998, interest expense was $1.2 million. The increase in interest expense in 1999 compared to 1998 relates to an overall increase in mortgages and notes payable outstanding which totaled $72.7 million at July 31, 1998.

Depreciation and amortization expense totaled $0.9 million in the three months ended June 30, 1999 compared to $0.8 million in the three months ended July 31, 1998. The increase of $0.1 million primarily relates to depreciation on the Grand Hotel which began operations in July 1998.

Property operating expenses were $0.6 million in the three months ended June 30, 1999 compared to $0.8 million in the three months ended July 31, 1998. The decrease of $0.2 million relates to certain non- incremental expenses that were capitalized in 1999 on properties in Scottsdale, Arizona and Palm Springs, California that the Company intends to redevelop.

Other operating expenses were $1.3 million in the three months ended June 30, 1999 compared to $0.9 million in the three months ended July 31, 1998. In 1999, expenses of $1.3 million related to the Grand Hotel compared to $0.1 million in 1998. Millennia had no operating expenses in the three months ended June 30, 1999 compared to $0.8 in the three months ended July 31, 1998.

General and administrative expenses were $0.7 million in the three months ended June 30, 1999 compared to $0.8 million in the three months ended July 31, 1998. The decrease of $0.1 million primarily relates to Millennia which ceased operations of its car wash properties effective April 1, 1999.

Provision for income taxes was $0.3 million in the three months ended June 30, 1999 compared to $0.9 million in the three months ended July 31, 1998.

Comparison of the six months ended June 30, 1999 to the six months ended July 31, 1998

Rental revenue was $6.4 million during the six months ended June 30, 1999 compared to $4.4 million in the six months ended July 31, 1998 . The increase of $2.0 million is due to operations from real estate properties which were not owned by the Company until April 1, 1998. As such its operations only reflect four months of activity in 1998.

Operating income totaled $6.9 million in the six months ended June 30, 1999 compared to $1.7 million in the six months ended July 31, 1998. In 1999, $4.3 million related to operations from Millennia and $2.1 million related to operations from the Grand Hotel. The remaining $0.5 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. In 1998, $1.2 million related to operations from Millennia, $0.1 million related to operations from the Grand Hotel, and $0.4 million related to income from TenantFirst Real Estate Services and revenues from various management contracts.

Interest income was $1.8 million in the six months ended June 30, 1999 compared to $2.0 million in the six months ended July 31, 1998. Although cash balances were, on average, larger in 1998 than in 1999, operations in 1998 only include four months of activity from the date the Company acquired most of its assets on March 31, 1998.

Partnership income and other revenues totaled $0.3 million for the six months ended June 30, 1999 and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada. There was no partnership income in the six months ended July 31, 1998.

Interest expense was $4.0 million in the six months ended June 30, 1999 and primarily related to the $119.0 million of mortgages and notes payable outstanding at June 30, 1999. In the six months ended July 31, 1998, interest expense was $1.5 million. The increase in interest expense in 1999 compared to 1998 relates to an overall increase in mortgages and notes payable outstanding which totaled $72.7 million at July 31, 1998. Additionally, in 1998, mortgages were only outstanding from April 1.

Depreciation and amortization expense totaled $2.1 million in the six months ended June 30, 1999 compared to $1.1 million in the six months ended July 31, 1998. The increase of $1.0 million primarily relates to depreciation of the Company's assets which the Company did not own until April 1, 1998.

Property operating expenses were $1.1 million in the six months ended June 30, 1999 compared to $0.9 million in the six months ended July 31, 1998. The decrease of $0.2 million relates to certain non- incremental expenses that were capitalized in 1999 on properties in Scottsdale, Arizona and Palm Springs, California that the Company intends to redevelop.

Other operating expenses were $3.8 million in the six months ended June 30, 1999 compared to $0.9 million in the six months ended July 31, 1998. In 1999, expenses of $2.0 million related to the Grand Hotel compared to $0.1 million in 1998. Millennia had expenses of $1.8 million in the six months ended June 30, 1999 compared to $0.8 million in the six months ended July 31, 1998.

General and administrative expenses were $3.4 million in the six months ended June 30, 1999 compared to $0.9 million in the six months ended July 31, 1998. Of the increase of $1.9 million, $1.7 million related to Millennia. In addition, the Company did not have any significant expenses until April 1, 1998.

Provision for income taxes was $0.4 million in the six months ended June 30, 1999 compared to $1.1 million in the six months ended July 31, 1998.

The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, amortized leasing commission costs and certain non-recurring items. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT:

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                               -------------------     -------------------
                                               JUNE 30,    JULY 31,    JUNE 30,    JULY 31,
                                                 1999        1998        1999        1998
                                               -------     -------     -------     -------
Net income                                     $   512     $ 1,372     $   686     $ 1,735

Depreciation and
    amortization (financial statements)            883         795       2,079       1,057
Less depreciation of non-real estate assets        (22)        (12)        (44)        (22)
Deferred tax expense                                57         209          91         209
                                               -------     -------     -------     -------

    EBDADT                                     $ 1,430     $ 2,364     $ 2,812     $ 2,979
                                               =======     =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

In May 1999, the Company entered into an agreement whereby it agreed, subject to certain conditions including regulatory clearances, to make an exchange offer at $8.50 per share for any and all Common Shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PREN"). The exchange offer will consist of per share consideration for PREN Common Stock of at least $4.25 in cash, at least $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Debentures of the Company due in 2004 (convertible at any time into the Company's Common Stock at $5.50 per share) ("Debentures"), and $1.50 in newly issued 10% Senior Redeemable Notes of the Company due in 2004. The Company has the right prior to commencing the exchange offer to elect to offer $8.50 per share in cash for any and all shares of PREN Common Stock. At July 28, 1999 PREN had 13,304,041 shares of Common Stock outstanding. The Company anticipates that the cash requirements for this offer may come from asset sales, available amounts on the Company's credit facilities, or additional debt or equity issuances.

In March 1999, the Company entered into a Real Estate and Asset Purchase Agreement with American Wash Services, Inc. ("AWS"), pursuant to which the Company has agreed to sell substantially all of the assets of Millennia, in exchange for 4,087,678 shares of common stock of the parent of AWS, Mace Security International, Inc. ("MSI"), a warrant to acquire an additional 62,500 shares of MSI common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. Although the transaction is subject to various conditions, Millennia has assigned the operations of its assets to AWS effective April 1, 1999. The Company expects that the transaction will be finalized during the third or fourth quarter of 1999.

At June 30, 1999, the total mortgage debt and notes payable of the Company consisted of the following: (i) $24.1 million in mortgages on eight properties leased to Wal-Mart which have fixed interest rates of 7.9% to 8.5%. These mortgages are self-amortizing with the rent being paid by Wal-Mart directly to the mortgage holders. The mortgages will be entirely repaid when the initial terms of the leases with Wal-Mart expire (2008 to 2009). (ii) $7.5 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014).
(iii) A $2.2 million mortgage secured by an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006. (iv) $36.1 million in mortgages on two properties leased to AMC. These mortgages amortize over a period of twenty years which is equivalent to the term of the leases. The mortgages have fixed interest rates of 7.48% and 7.52%, respectively and mature in 2018. (v) $15.1 million in notes related to Millennia's car wash assets. Of the notes, $14.6 million have fixed interest rates of 8.5% and are due in fifteen years and $0.4 million have fixed interest rates of 8.0% and are due in two years. These notes will be transferred to the pending buyer for these properties upon closing. (vi) $2.9 million outstanding on a $11.0 million construction loan related to the construction of an office building. Interest on the construction loan varies based upon the Eurodollar and was 8.1% at June 30, 1999. (vii) $0.7 million outstanding related to certain costs on a project in Anaheim. This note bears interest at 10% and is due January 2000. All of the above mortgage debt and notes payable are non-recourse to the Company.(vii) $30.0 million outstanding on the Company's $35.0 million credit facility. The facility bears interest at LIBOR plus 3.75% (8.9% at June 30, 1999) and expires in June 2000.

At June 30, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

The Preferred B Shares are convertible into common stock of the Company at the election of the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances. The Preferred B Shares also are convertible into common stock by the Company at any time and from time to time after the earlier to occur of (i) the date which is six months following the date on which the Company's common stock becomes listed or admitted for trading on a national securities exchange or (ii) March 31, 2000. The Company's common stock became listed on the American Stock Exchange on November 17, 1998. As a result, the Preferred B Shares are convertible into common stock at the option of the Company at any time.

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

The Company's Year 2000 project is substantially completed. As of June 30, 1999, the Company had expended less than $60,000 and does not expect to expend any significant additional costs in connection with its Year 2000 project, including the cost of identification, assessment, remediation and testing efforts. The cost of the Company's Year 2000 project, and the target date on which the Company expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Company's outside vendors and suppliers.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated time line, the Company will develop contingency plans as deemed necessary at that time. This discussion contains forward-looking statements and should be read, along with all other forward-looking statements herein, in conjunction with the Company's disclosures under the heading "Certain Cautionary Statements" below.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward- looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends,"

"plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended July 31, 1998.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. The table below presents (1) the scheduled principal payments on notes receivable and, (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at June 30, 1999 approximates fair value.

                                                                    Expected Maturity Date
                                                                 (dollar amounts in thousands)
============================================================================================================================
                                                                                             There-                  Fair
                                          2000      2001       2002      2003       2003      after       Total      Value
----------------------------------------------------------------------------------------------------------------------------
Notes Receivable, including notes
   from affiliates                       $  445         --        --    $27,097    $5,518    $ 1,051    $ 34,111    $ 34,100
      Average interest rate               11.00%        --        --       9.99%    11.00%     10.00%      10.03%
----------------------------------------------------------------------------------------------------------------------------
Mortgages and Notes Payable              $4,467    $34,094    $4,096    $ 4,431    $5,230    $66,278    $118,596    $119,000
      Average interest rate                8.97%      8.83%     8.51%      8.51%     8.51%      7.87%       8.25%
----------------------------------------------------------------------------------------------------------------------------

============================================================================================================================

                           PART II - OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K

                  A Current Report on Form 8-K dated May 12, 1999, as updated on Form 8-K dated June 2, 1999, was filed with the Commission regarding the Company's agreement with Price Enterprises, Inc., a Maryland corporation, ("PREN") to make an exchange offer at $8.50 per share for any and all shares of PREN Common Stock.

                  A Current Report on Form 8-K, dated March 23, 1999, was filed with the Commission regarding the Company's Real Estate and Asset Purchase Agreement, with American Wash Services, Inc., pursuant to which the Company has agreed to sell substantially all of the assets of Millennia Car Wash, LLC, a majority owned subsidiary of the Company, in exchange for common shares and warrants of Mace Security International, Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EXCEL LEGACY CORPORATION
                                 (Registrant)


DATE:     August 11, 1999              By: /s/ Gary B. Sabin
                                          --------------------------------------
                                          GARY B. SABIN
                                          President and Chief Executive Officer



DATE:     August 11, 1999              By: /s/ James Y. Nakagawa
                                          --------------------------------------
                                          JAMES Y. NAKAGAWA
                                          Principal Financial Officer