Form 10-K405/A
period 1998-07-31
EXCEL LEGACY CORP
filed 1999-08-19
CIK 1050671

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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


          16955 VIA DEL CAMPO, SUITE 100, SAN DIEGO, CALIFORNIA 92127 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (858) 675-9400


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

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


COMBINED FINANCIAL STATEMENTS OF EXCEL LEGACY ASSET GROUP, AUDITED BY PRICEWATERHOUSECOOPERS LLP, AS OF AND FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995 AND THE EIGHT MONTHS ENDED MARCH 31, 1998.



The combined balance sheets as of July 31, 1997 and 1996 and the related statements of operations, of changes in investment by Excel Realty Trust, Inc. and of cash flows for each of the three years in the period ended July 31, 1997 and the eight months ended March 31, 1998 and notes thereto appear elsewhere in this annual report and should be read in conjunction with this selected financial data.


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

                (i)     Report of Independent Accountants                                    F-1

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

                (ii)    Schedule III; Real Estate and Accumulated Depreciation;
                        July 31, 1998                                                        F-20

        (3)     Excel Legacy Corporation Asset Group Financial Statements

                (i)     Report of Independent Accountants                                    F-21

                (ii)    Combined Balance Sheets as of July 31, 1997 and July 31,
                        1996                                                                 F-22

                (iii)   Combined Statements of Operations for each of the three
                        years in the period ended July 31, 1997 and the eight
                        months ended March 31, 1998 and March 31, 1997
                        (unaudited)                                                          F-23

                (iv)    Combined Statements of Changes in Investment by Excel
                        Realty Trust, Inc. for each of the three years in the
                        period ended July 31, 1997                                           F-24

                (v)     Combined Statements of Cash Flows for each of the three
                        years in the period ended July 31, 1997 and the eight
                        months ended March 31, 1998 and March 31, 1997
                        (unaudited)                                                          F-25

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


                                        EXCEL LEGACY CORPORATION


DATED: August 19, 1999                    By: /s/ GARY B. SABIN
                                            ------------------------------------
                                            Name:  Gary B. Sabin
                                            Title: Chairman, President and
                                                   Chief Executive Officer



DATED: August 19, 1999                    By: /s/ JAMES Y. NAKAGAWA
                                            ------------------------------------
                                            Name:  James Y. Nakagawa
                                            Title: Chief Financial and
                                                   Accounting Officer

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

10.12(1)        First Amended and Restated Operating Agreement dated as of July
                27, 1998 of Millennia Car Wash, LLC, a Delaware limited liability company.

10.13(1)        First Amended and Restated Operating Agreement dated as of July
                29, 1998 of Newport on the Levee, LLC, a Delaware limited liability company.

21.1(1)         Subsidiaries of Excel Legacy Corporation.

23.1(1)         Consent of PricewaterhouseCoopers LLP.

27.1(1)         Financial Data Schedule.

-----------


(1) Filed herewith (for other than Exhibit 23.1, refer to Annual Report on Form 10-K (File No. 0-023503) filed with the Commission on October 28,
        1998).


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
                                                               ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Excel Legacy Corporation

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in investment by New Plan Excel Realty Trust, Inc. ("NPXL", formerly Excel Realty Trust, Inc.) and cash flows present fairly, in all material respects, the financial position of the Excel Legacy Corporation Asset Group (the "Portfolio") at July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 and for the eight months ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Portfolio's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 1, certain general and administrative expenses were paid by NPXL and allocated to the Portfolio principally based upon NPXL's specific identification of individual cost items based upon estimated levels of effort devoted by its corporate administrative departments. We have reviewed the methods and documentation used in allocating such amounts and, in the circumstances, we believe the methods used are reasonable and documentation appropriate.

                                                      PricewaterhouseCoopers LLP

San Diego, California
August 13, 1999

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
                                                              ========         ========



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                                  EIGHT MONTHS ENDED
                                               YEARS ENDED JULY 31,                   MARCH 31,
                                       ----------------------------------       ---------------------
                                         1995          1996          1997          1997          1998
                                       ------        ------        ------        ------        ------
                                                                               (UNAUDITED)
Revenue:
  Rental revenue ....................  $5,897        $4,937        $4,937        $3,291         3,757
  Interest ..........................      --            95         1,458           694         1,757
                                       ------        ------        ------        ------        ------
    Total revenue ...................   5,897         5,032         6,395         3,985         5,514
                                       ------        ------        ------        ------        ------
Operating expenses:
  Interest ..........................   3,185         3,080         2,896         1,999         1,927
  Depreciation and amortization .....     870           870           870           590           643
  Administrative expenses ...........     548           563           799           644           453
  Property expenses .................      --            --            --            --           126
                                       ------        ------        ------        ------        ------
    Total operating expenses ........   4,603         4,513         4,565         3,223         3,149
                                       ------        ------        ------        ------        ------
Income before income taxes ..........   1,294           519         1,830           762         2,365
Provision for income taxes ..........     515           207           729           305           946
                                       ------        ------        ------        ------        ------
  Net income ........................  $  779        $  312        $1,101        $  457        $1,419
                                       ======        ======        ======        ======        ======



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                 COMBINED STATEMENTS OF CHANGES IN INVESTMENT BY
                            EXCEL REALTY TRUST, INC.
                                 (IN THOUSANDS)



Investment by Excel Realty Trust, Inc. at August 1, 1994 ....   $ 17,441
   Net income for the year ended July 31, 1995 ..............        779
   Net return to Excel Realty Trust, Inc. ...................       (276)
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1995 .....     17,944
   Net income for the year ended July 31, 1996 ..............        312
   Net investment by Excel Realty Trust, Inc. ...............      6,906
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1996 .....     25,162
   Net income for the year ended July 31, 1997 ..............      1,101
   Net investment by Excel Realty Trust, Inc. ...............     22,081
                                                                --------
Investment by Excel Realty Trust, Inc. at July 31, 1997 .....     48,344
   Net income for the eight months ended March 31, 1998 .....      1,419
   Net investment by Excel Realty Trust, Inc. ...............     15,348
                                                                --------
Investment by Excel Realty Trust, Inc. at March 31, 1998 ....     65,111
                                                                ========



                   The accompanying notes are an integral part
                           of the financial statements

                      EXCEL LEGACY CORPORATION ASSET GROUP

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                                      EIGHT MONTHS ENDED
                                                                 YEARS ENDED JULY 31,                     MARCH 31,
                                                         -----------------------------------       ----------------------
                                                          1995          1996          1997           1997          1998
                                                         -------       -------      --------       --------       -------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income .........................................   $   779       $   312      $  1,101       $    276       $ 1,419
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization ....................       870           870           870            580           643
    Change in interest receivable and other
      assets .........................................        --           (71)       (1,308)          (397)       (1,810)
    Change in interest payable and other
      liabilities ....................................        (8)           (9)          (24)           (16)           (7)
                                                         -------       -------      --------       --------       -------
  Net cash provided by operating activities ..........     1,641         1,102           639            443           245
                                                         -------       -------      --------       --------       -------
Cash flows from investing activities:
  Net costs paid on real estate held for
    development ......................................        --        (5,488)         (171)            99          (826)
  Cash paid for real estate acquired .................        --            --            --             --       (11,256)
  Cash paid for leasehold interest ...................        --            --            --             --        (1,790)
  Advances for notes receivable ......................        --        (1,050)      (20,908)       (16,593)         (162)
                                                         -------       -------      --------       --------       -------
  Net cash used in investing activities ..............        --        (6,538)      (21,079)       (16,494)      (14,034)
                                                         -------       -------      --------       --------       -------
Cash flows from financing activities:
  Principal payments of mortgages payable ............    (1,365)       (1,470)       (1,641)          (776)       (1,559)
  Net investment by Excel Realty Trust, Inc. .........      (276)        6,906        22,081         16,827        15,348
                                                         -------       -------      --------       --------       -------
  Net cash provided by (used in) financing
    activities .......................................    (1,641)        5,436        20,440         16,051        13,789
                                                         -------       -------      --------       --------       -------
Net increase in cash .................................        --            --            --             --            --
Cash at beginning of period ..........................        --            --            --             --            --
                                                         -------       -------      --------       --------       -------
Cash at end of period ................................   $    --       $    --      $     --       $    --             --
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


        The combined financial statements include assets, liabilities and operations to be transferred to the Company in connection with the acquisition of assets from Excel and EDV. All significant intercompany accounts have been eliminated. Certain general and administrative expenses were paid by Excel and allocated to the Company, principally based on Excel's specific identification of individual cost items based upon estimated levels of effort devoted by its corporate administrative departments. Expense amounts allocated to administrative expenses were $799,000, $563,000 and $548,000 for each of the years ended July 31, 1997, 1996 and 1995, respectively, and $453,000 for the eight months ended March 31, 1998. In the opinion of management, the methods for allocating corporate administrative expenses are reasonable.


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

5.      MORTGAGES PAYABLE:


        Ten of the Company's single free-standing buildings are encumbered by mortgages. The Company's office building, acquired after July 31, 1997, is encumbered by a 8.125% mortgage due in 2006 which has been included in the table below. Interest rates on the properties range from 7.625% to 8.75% and mature on various dates to 2014. Monthly payments at July 31, 1997 total $405,000. The loans are non-recourse and repayment of the loans by the Company is collateralized by a first mortgage on the properties.


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
        Thereafter.................................................... 36,842

                      EXCEL LEGACY CORPORATION ASSET GROUP

7.      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:


        The amounts paid for interest during the years ended July 31, 1997, 1996 and 1995 were $2,920,000, $3,089,000, and $3,193,000, respectively. For the eight months ended March 31, 1998 and 1997 (unaudited), interest of $1,934,000 and approximately $1,947,000 was paid, respectively. For the eight months ended March 31, 1998, a mortgage payable of $2,893,000 was assumed in conjunction with the office building acquired in Scottsdale, Arizona.


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


9.      INTERIM FINANCIAL INFORMATION:

        The accompanying combined statements of operations of changes in investment by Excel Realty Trust, Inc. and of cash flows for each of the eight-month periods ended March 31, 1998 and 1997 (unaudited) include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the operating results and cash flows of such periods. Interim results are not necessarily indicative of results for the entire year or future periods.