Form 10-Q
period 1999-09-30
EXCEL LEGACY CORP
filed 1999-11-12
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: SEPTEMBER 30, 1999        Commission File Number: 0-23503

                            EXCEL LEGACY CORPORATION
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  33-0781747
    -----------------------              ------------------------------------
    (State of incorporation)             (IRS Employer Identification Number)

           16955 VIA DEL CAMPO, SUITE 100 SAN DIEGO, CALIFORNIA 92127
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (858) 675-9400
                                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 12, 1999
  ----------------------------             --------------------------------
  Common Stock, $.01 par value                       36,835,921

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
            September  30, 1999
            December 31, 1998 .........................................    3

         Consolidated Statements of Income
            Three Months Ended September 30, 1999
            Three Months Ended October 31, 1998
            Nine Months Ended September 30, 1999
            Nine Months Ended October 31, 1998 ........................    4

         Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 1999
            Nine Months Ended October 31, 1998 ........................    5

         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999
            Nine Months Ended October 31, 1998 ........................    6

         Notes to Consolidated Financial Statements ...................    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................   16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K .........................   22

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------

                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                              1999                   1998
                                                                          -------------          ------------
                                     ASSETS

Real estate:
      Land                                                                  $  39,256             $  54,915
      Buildings                                                                99,201               136,118
      Leasehold interest                                                        2,351                 2,351
      Accumulated depreciation                                                 (3,070)               (2,506)
                                                                            ---------             ---------
        Net real estate                                                       137,738               190,878

Cash                                                                            9,562                 1,387
Accounts receivable, less allowance for bad debts of
      $151 and $14 in 1999 and 1998, respectively                                 631                   204
Notes receivable                                                               23,305                23,204
Investment in partnerships                                                     25,833                11,423
Interest receivable                                                             7,901                 5,341
Pre-development costs                                                          26,689                13,569
Other assets                                                                   10,253                 9,087
Deferred tax asset                                                              4,366                 6,203
                                                                            ---------             ---------
                                                                            $ 246,278             $ 261,296
                                                                            =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                           $  75,217             $  90,986
      Accounts payable and accrued liabilities                                  1,324                 2,604
      Other liabilities                                                         1,196                   220
                                                                            ---------             ---------
      Total liabilities                                                        77,737                93,810
                                                                            ---------             ---------

Commitments and contingencies                                                      --                    --

Minority interests                                                                850                   846
                                                                            ---------             ---------

Stockholders' equity:
      Series B Preferred stock, $.01 par value, 50,000,000 shares
           authorized, 21,281,000 shares issued and outstanding                   213                   213
      Common stock, $.01 par value, 150,000,000 shares authorized,
           33,457,804 shares issued and outstanding                               335                   335
      Additional paid-in capital                                              174,508               174,508
      Retained earnings                                                         3,477                 2,456
      Notes receivable from affiliates for common shares                      (10,842)              (10,872)
                                                                            ---------             ---------
                              Total stockholders' equity                      167,691               166,640
                                                                            ---------             ---------
                                                                            $ 246,278             $ 261,296
                                                                            =========             =========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        ---------------------------           ---------------------------
                                                        SEPT. 30,          OCT. 31,           SEPT. 30,          OCT. 31,
                                                          1999               1998               1999               1998
                                                        --------            -------            -------            -------
Revenue:
      Rental                                             $ 2,141            $ 3,322            $ 8,581            $ 7,739
      Operating income                                     2,208              4,491              9,106              6,223
      Interest income                                        870                977              2,664              2,973
      Partnership income                                     207                156                508                156
                                                         -------            -------            -------            -------

           Total revenue                                   5,426              8,946             20,859             17,091
                                                         -------            -------            -------            -------

Operating expenses:
      Interest                                             1,717              1,457              5,671              2,975
      Depreciation and amortization                          636              1,117              2,715              2,174
      Property operating expenses                            432              1,029              1,492              1,947
      Other operating expenses                             1,330              2,900              5,146              3,776
      General and administrative                           1,047              1,529              4,472              2,427
                                                         -------            -------            -------            -------

           Total operating expenses                        5,162              8,032             19,496             13,299
                                                         -------            -------            -------            -------

Net operating income                                         264                914              1,363              3,792

Net gain from real estate sales and write-off
      of real estate related costs                           481                 --                481                 --
                                                         -------            -------            -------            -------

Income before income taxes                                   745                914              1,844              3,792

Provision for income taxes                                   410                329                823              1,472
                                                         -------            -------            -------            -------
           Net income                                    $   335            $   585            $ 1,021            $ 2,320
                                                         =======            =======            =======            =======

Basic net income per common share                        $  0.01            $  0.02            $  0.03            $  0.09
                                                         =======            =======            =======            =======

Diluted net income per common share                      $  0.01            $  0.01            $  0.02            $  0.05
                                                         =======            =======            =======            =======


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------

                                           PREFERRED STOCK        COMMON STOCK      ADDITIONAL              AFFILIATE     TOTAL
                                        --------------------- ---------------------  PAID-IN    RETAINED      NOTES    STOCKHOLDERS'
                                          NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL    EARNINGS    RECEIVABLE    EQUITY
                                        ---------- ---------- ---------- ---------- ---------- ----------   ---------- ------------
Nine Months Ended September 30, 1999:

Balance at January 1, 1999              21,281,000 $      213 33,457,804 $      335 $  174,508 $    2,456   $  (10,872)  $  166,640
Repayment of notes                              --         --         --         --         --         --           30           30
Net income                                      --         --         --         --         --      1,021           --        1,021
                                        ---------- ---------- ---------- ---------- ---------- ----------   ----------   ----------
Balance at Sept. 30, 1999               21,281,000 $      213 33,457,804 $      335 $  174,508 $    3,477   $  (10,842)  $  167,691
                                        ========== ========== ========== ========== ========== ==========   ==========   ==========


Nine Months Ended October 31, 1998:

Balance at February 1, 1998                     -- $       --        100 $       -- $       -- $       --   $       --   $       --
Issuance of preferred stock             21,281,000        213         --         --    106,192         --           --      106,405
Issuance of common stock                        --         -- 33,457,704        335     71,013         --           --       71,348
Notes receivable from affiliates
 for common shares                              --         --         --         --         --         --      (10,872)     (10,872)
Issuance costs                                  --         --         --         --     (2,697         --           --       (2,697)
Net income                                      --         --         --         --         --      2,320           --        2,320
                                        ---------- ---------- ---------- ---------- ---------- ----------   ----------   ----------
Balance at October 31, 1998             21,281,000 $      213 33,457,804 $      335 $  174,508 $    2,320   $  (10,872)  $  166,504
                                        ========== ========== ========== ========== ========== ==========   ==========   ==========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                 (IN THOUSANDS)

                                   ----------

                                                                         NINE MONTHS ENDED
                                                                   ---------------------------
                                                                   SEPT. 30,          OCT. 31,
                                                                     1999               1998
                                                                   ---------         ---------
Cash flows from operating activities:
 Net income                                                        $   1,021         $   2,320
 Adjustments to reconcile net income to net cash
   provided by operations:
      Depreciation and amortization                                    2,715             2,174
      Gain from real estate sales                                     (1,881)               --
      Write-off of real estate related costs                           1,400                --
      Provision for bad debts                                            164                26
      Minority interests in income of partnerships                         4                (2)
   Change in accounts receivable and other assets                     (4,664)           (8,623)
   Change in accounts payable and other liabilities                    1,533             3,158
                                                                   ---------         ---------
           Net cash provided (used) by operating activities              292              (947)
                                                                   ---------         ---------

Cash flows from investing activities:
 Proceeds from real estate sales                                      37,858                --
 Real estate acquired and construction costs paid                     (6,383)          (99,919)
 Investment in partnerships                                           (8,504)          (11,257)
 Pre-development costs paid                                          (14,020)           (8,956)
                                                                   ---------         ---------
           Net cash provided (used) in investing activities            8,951          (120,132)
                                                                   ---------         ---------

Cashflows from financing activities:
 Proceeds from issuance of preferred stock                                --           106,405
 Proceeds from issuance of common stock                                   --            11,104
 Issuance costs paid                                                      --            (2,515)
 Principal payments of mortgages                                     (24,644)          (72,743)
 Borrowings from issuance of notes                                    23,576            82,367
                                                                   ---------         ---------
           Net cash provided by financing activities                  (1,068)          124,618
                                                                   ---------         ---------

           Net increase in cash                                        8,175             3,539

Cash at the beginning of the period                                    1,387                --
                                                                   ---------         ---------

Cash at the end of the period                                      $   9,562         $   3,539
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

     CHANGE IN FISCAL YEAR

     By unanimous consent dated December 11, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. The Company's previous fiscal year-end was July 31, and accordingly, comparative information reported in the Form 10-Q for 1998 represents information previously reported by the Company for the periods ended October 31, 1998.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents. At September 30, 1999, the cash balance includes $9,500,000 which was on deposit for the acquisition of Common Shares of Price Enterprises, Inc., a Maryland corporation (Note 3).



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

3.   PRICE ENTERPRISES, INC.

     In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PREN"). The exchange offer consisted of per share consideration for PREN Common Stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) ("Debentures"), and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12,154,000 shares of PREN common stock were tendered representing approximately 91% of the outstanding common stock.

4.   MILLENNIA:

     The Company has an investment in a joint venture known as Millennia Car Wash, LLC ("Millennia"). Millennia owned interests in 19 car wash properties in Arizona and Texas. Millennia entered into an agreement to sell its assets in exchange for approximately 3.5 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MSI"), which sale was consummated in October 1999. In connection with the agreement, Millennia had assigned the operations of its car wash properties to MSI effective April 1, 1999. As such, the Company has not included any operations of Millennia since that date. Millennia, however, had retained ownership of the car wash properties until October 1999. As part of the agreement, the Company acquired 250,000 common shares of MSI through a private placement at $2 per share and 250,000 common shares of US Plastic Lumber Corporation at $4 per share.



Continued                               9

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


5.   REAL ESTATE:

     During the third quarter of 1999, the Company sold eight properties leased to Wal-mart and a land parcel in Rancho Bernardo, California. The combined book value of these assets was $36,977,000. Mortgage debt of $23,613,000 was retired in conjunction with the sales which resulted in a net book gain of $1,881,000. In October 1999, the Company sold an additional property located in Highlands Ranch, Colorado for approximately $25,358,000. The property had mortgage debt of $17,581,000 and a book basis of approximately $23,822,000.

     In the three month period ended September 30, 1999, the Company wrote-off $900,000 in non-recurring costs related to a development project in Scottsdale, Arizona. The Company also incurred a charge of $500,000 related to an investment in a development project in Indianapolis, Indiana which has been delayed.

6.   MORTGAGES AND NOTES PAYABLE:

     The Company had $75,217,000 in mortgages and notes payable outstanding at September 30, 1999 with an average interest rate of 8.58% and average maturity of approximately 8 years. The mortgages and notes are due on various dates through 2018, have monthly payments of approximately $637,000, and are collateralized by real estate and an assignment of rents. The Company has a revolving credit facility of $35,000,000 from BankBoston, N.A. (the "Credit Facility") which carries an interest rate of LIBOR plus 3.75% (9.1% at September 30, 1999). The Credit Facility expires in June 2000. Through September 30, 1999, $27,277,000 was outstanding under the Credit Facility. The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

          YEAR ENDED
          DECEMBER 31,
          ------------
              1999 (remaining three months)                         $    678
              2000                                                    34,601
              2001                                                     1,493
              2002                                                     1,618
              2003                                                     1,754
              Thereafter                                              35,073
                                                                    --------
                                                                    $ 75,217
                                                                    ========

     In October 1999, the Company borrowed $5,000,000 secured by second trust deeds on two of the Company's investments. The note bears interest at Prime Rate plus 2% and matures in October 2000. In connection with the exchange offer for PREN common shares, the Company also borrowed $27,347,000 secured by PREN common shares. The five-year note bears interest at LIBOR plus 1.5%.

7.   INCOME TAXES:

     At September 30, 1999, the Company had a net deferred tax asset of $4,366,000. The deferred tax asset primarily relates to the difference between the tax basis and cost basis of the real estate assets acquired from Excel in connection with the Spin-off (Note 2) and is non-current. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes for the nine months ended September 30, 1999 consists of the following:



Continued                              10

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


7.   INCOME TAXES, CONTINUED:

                                                    FEDERAL           STATE
                                                   ----------       ---------
              Current payable (benefit)            $ (835,000)      $(179,000)
              Deferred tax expense                  1,483,000         354,000
                                                   ----------       ---------
              Provision for income taxes           $  648,000       $ 175,000
                                                   ==========       =========

8.   CAPITAL STOCK:

     PRIVATE PLACEMENT

     In October 1999, the Company sold 3,378,117 shares of common stock to a group of investors. Proceeds of approximately $13,512,000 were used for general corporate purposes, to fund certain development costs and to repay outstanding amounts on the Company's credit facility.

     SERIES B PREFERRED SHARES

     At September 30, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


8.   CAPITAL STOCK, CONTINUED:

     EARNINGS PER SHARE (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPT. 30        OCT. 31,      SEPT. 30,       OCT. 31,
                                                1999            1998          1999            1998
                                              --------        --------      ---------       --------
       BASIC EPS

       NUMERATOR:
          Net income                           $   335        $   585        $ 1,021        $ 2,320
                                               =======        =======        =======        =======

        DENOMINATOR:
          Weighted average of common
            shares outstanding                  33,458         33,458         33,458         26,131
                                               =======        =======        =======        =======

        EARNINGS PER SHARE:                    $  0.01        $  0.02        $  0.03        $  0.09
                                               =======        =======        =======        =======

      DILUTED EPS

        NUMERATOR:
          Net income                           $   335        $   585        $ 1,021        $ 2,320
                                               =======        =======        =======        =======

        DENOMINATOR:
          Weighted average of common
            shares outstanding                  33,458         33,458         33,458         26,131
          Effect of diluted securities:
            Preferred B Shares                  21,281         21,281         21,281         16,682
            Options                                 48             --             47             --
                                               -------        -------        -------        -------
                                                54,787         54,739         54,786         42,813
                                               =======        =======        =======        =======

        EARNINGS PER SHARE:                    $  0.01        $  0.01        $  0.02        $  0.05
                                               =======        =======        =======        =======



Continued                              12

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


9.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest and income taxes in the nine months ended September 30, 1999 were approximately $4,689,000 and $622,000, respectively. Additionally, the Company assumed $3,826,000 in debt related to the construction of an office building. In the nine months ended October 31, 1998, the amounts paid for interest and income taxes were approximately $3,296,000 and $0, respectively. Additionally in 1998, the Company acquired certain assets in conjunction with the Spin-off (Note 2) and assumed $15,200,000 in conjunction with Millennia's acquisition of nine car wash properties.

10.   SEGMENT REPORTING:

     The Company is a partner in a joint venture, Grand Tusayan, LLC ("Grand Hotel") for the operation of a hotel and dinner theater and retail shop situated near the south rim entrance to the Grand Canyon National Park in Tusayan, Arizona. At September 30, 1999, the Company's ownership in the Grand Hotel was 65% although the Company was entitled to approximately 98% of the Grand Hotel's net income based upon its equity contributed. The accounts of the Grand Hotel are consolidated in the Company's financial statements. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders (Note
     1). The following unaudited information has been provided in accordance with SFAS No. 131 for operations related to Millennia, the Grand Hotel, and all other real estate related activities as of September 30, 1999 and October 31, 1998 and for periods then ended (in thousands):

                                                                                         Other
                                                       Millennia       Grand Hotel    Real Estate         Total
                                                       ---------       -----------    -----------        --------
      The three months ended September 30, 1999:

      Total revenues                                   $      2         $  1,938        $  3,486         $  5,426
                                                       --------         --------        --------         --------

      Interest                                               --               --           1,717            1,717
      Depreciation and amortization -                        --              148             488              636
      General and administrative                             37               --           1,010            1,047
      Operating expenses                                     --            1,330             432            1,762
                                                       --------         --------        --------         --------
      Total operating expenses                               37            1,478           3,647            5,162
                                                       --------         --------        --------         --------

        Net operating income (loss)                    $    (35)        $    460        $   (161)        $    264
                                                       ========         ========        ========         ========

      The nine months ended September 30, 1999:

      Total revenues                                   $  4,313         $  4,077        $ 12,469         $ 20,859
                                                       --------         --------        --------         --------

      Interest                                              419               --           5,252            5,671
      Depreciation and amortization                         327              470           1,918            2,715
      General and administrative                          2,052               --           2,420            4,472
      Operating expenses                                  1,809            3,337           1,492            6,638
                                                       --------         --------        --------         --------
      Total operating expenses                            4,607            3,807          11,082           19,496
                                                       --------         --------        --------         --------

        Net operating income (loss)                    $   (294)        $    270        $  1,387         $  1,363
                                                       ========         ========        ========         ========

      Real estate, net                                 $ 30,038         $ 13,628        $ 94,072         $137,738
                                                       ========         ========        ========         ========



Continued                              13

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



10.   SEGMENT REPORTING, CONTINUED:

                                                                                       Other
                                                     Millennia     Grand Hotel      Real Estate        Total
                                                     ---------     -----------      -----------       --------
      The three months ended October 31, 1998:

      Total revenues                                 $  3,688        $    646         $  4,612        $  8,946
                                                     --------        --------         --------        --------

      Interest                                            173              --            1,284           1,457
      Depreciation and amortization                       259             153              705           1,117
      General and administrative                          873              --              656           1,529
      Operating expenses                                2,341             559            1,029           3,929
                                                     --------        --------         --------        --------
      Total operating expenses                          3,646             712            3,674           8,032
                                                     --------        --------         --------        --------

        Net operating income (loss)                  $     42        $    (66)        $    938        $    914
                                                     ========        ========         ========        ========

      The nine months ended October 31, 1998:

      Total revenues                                 $  4,866        $    741         $ 11,484        $ 17,091
                                                     --------        --------         --------        --------

      Interest                                            173              --            2,802           2,975
      Depreciation and amortization                       344             191            1,639           2,174
      General and administrative                        1,161              --            1,266           2,427
      Operating expenses                                3,088             673            1,962           5,723
                                                     --------        --------         --------        --------
      Total operating expenses                          4,766             864            7,669          13,299
                                                     --------        --------         --------        --------

        Net operating income (loss)                  $    100        $   (123)        $  3,815        $  3,792
                                                     ========        ========         ========        ========


      Real estate, net                               $ 30,179        $ 14,077         $146,337        $190,593
                                                     ========        ========         ========        ========


11.   RELATED PARTY TRANSACTIONS:

      In connection with the sale of common stock to certain affiliates in March 1998, the Company issued $10,872,000 of notes receivable of which $10,842,000 is outstanding at September 30, 1999. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at September 30, 1999 from these notes totaled $1,106,000. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheet.



Continued                              14

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



12.   MINIMUM FUTURE RENTALS:

      The Company leases its operating properties, except the Millennia carwash properties and the Grand Hotel property, under noncancelable operating leases generally requiring the tenant to pay a minimum rent. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses or for the tenant's share of any increase in expenses over a base year. Minimum future rental revenue for the next five years for the real estate owned at September 30, 1999 and subject to noncancelable operating leases is as follows (in thousands):

                YEAR ENDED DECEMBER 31,
                -----------------------
                        1999 (remaining three months)              $  1,393
                        2000                                          3,399
                        2001                                          3,230
                        2002                                          3,040
                        2003                                          2,844
                        Thereafter                                   34,106

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

RESULTS OF OPERATIONS

The Company has an investment in a joint venture known as Millennia Car Wash, LLC ("Millennia"). Millennia had interests in 19 car wash properties in Arizona and Texas. In October 1999, Millennia sold its assets in exchange for approximately 3.5 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MSI"). In connection with the agreement, Millennia had assigned the operations of its car wash properties to MSI effective April 1, 1999. As such, the Company has not included any operations of Millennia since that date. As part of the agreement, the Company acquired 250,000 common shares of MSI through a private placement at $2 per share and 250,000 common shares of US Plastic Lumber Corporation at $4 per share. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto.

Comparison of the three months ended September 30, 1999 to the three months ended October 31, 1998

Rental revenue was $2.1 million during the three months ended September 30, 1999 compared to $3.3 million in the three months ended October 31, 1998 resulting in a decrease of $1.2 million. Of this decrease $0.4 million related to eight properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"), which were sold in August 1999. An additional decrease of $0.6 million related to a property which was leased to AMC Multi- Cinema, Inc. ("AMC") which was contributed in July 1999 to a partnership for an approximate 50% interest in a development project. Finally, a $0.2 million decrease was related to a shopping mall located in Palm Springs, California which is beginning redevelopment. In 1999, eleven single tenant properties owned by the Company accounted for $1.5 million of rental revenue. Eight of these properties were leased to Wal- Mart and sold in August 1999, two of these properties are leased to Lowe's Home Centers, Inc. ("Lowe's") and one property in Colorado is leased to AMC. Approximately $0.3 related to the shopping mall located in Palm Springs, California and the remaining $0.3 million of rental revenue was primarily attributable to three properties located in Scottsdale, Arizona.

Operating income totaled $2.2 million in the three months ended September 30, 1999 compared to $4.5 million in the three months ended October 31, 1998. In 1999, $1.6 million related to operations from the Grand Hotel. The remaining $0.6 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. In 1998, $3.7 million related to operations from Millennia, $0.6 million related to operations from the Grand Hotel, and $0.2 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. Income from the Grand Hotel increased as the Hotel was opened in July 1998 and thus had only partial operations in 1998 due to start-up time. Income related to Millennia was $0 in the three months ended September 30, 1999 as noted above.

Interest income was $0.9 million in the three months ended September 30, 1999 compared to $1.0 million in the three months ended October 31, 1998. The decrease primarily relates to an average decrease in cash balances in 1999 compared to 1998.

Partnership income and other revenues was approximately $0.2 million in both the three months ended September 30, 1999 and October 31, 1998, and primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada.

Interest expense was $1.7 million in the three months ended September 30, 1999 and primarily related to the $75.2 million of mortgages and notes payable outstanding at September 30, 1999 and $23.6 million of mortgage debt that was repaid in August 1999 related to the sale of certain properties. In the three months ended October 31, 1998, interest expense was $1.5 million. The increase in interest expense in 1999 compared to 1998 relates to an overall increase in mortgages and notes payable outstanding which totaled $87.2 million at October 31, 1998.

Depreciation and amortization expense totaled $0.6 million in the three months ended September 30, 1999 compared to $1.1 million in the three months ended October 31, 1998. The decrease of $0.5 million primarily relates to the depreciation of Millennia real estate assets in 1998 of $0.3 million, and the sale of eight properties leased to Wal-mart and a building leased to AMC which was contributed to a partnership which accounted for a decrease in depreciation of $0.2 million.

Property operating expenses were $0.4 million in the three months ended September 30, 1999 compared to $1.0 million in the three months ended October 31, 1998. The decrease of $0.6 million relates to certain non-incremental expenses that were capitalized in 1999 on properties in Scottsdale, Arizona and Palm Springs, California that the Company intends to redevelop.

Other operating expenses were $1.3 million in the three months ended September 30, 1999 compared to $2.9 million in the three months ended October 31, 1998. In 1999, expenses of $1.3 million related to the Grand Hotel compared to $0.6 million in 1998. Millennia had no operating expenses in the three months ended September 30, 1999 compared to $2.3 in the three months ended October 31, 1998.

General and administrative expenses were $1.0 million in the three months ended September 30, 1999 compared to $1.5 million in the three months ended October 31, 1998. The decrease of $0.5 million primarily relates to Millennia which ceased operations of its car wash properties effective April 1, 1999.

The net gain from real estate sales and write-off of real estate related costs was $0.5 million. The Company incurred a gain from the sale of the eight properties leased to Wal-mart of $0.8 million and the sale of a land parcel of $1.1 million. These gains were offset by a write-off of $0.9 million in campaign costs for a redevelopment project in Scottsdale, Arizona and a $0.5 million reserve against an investment in a partnership which owns land in Indianapolis, Indiana. The campaign costs related to a public election held in Scottsdale, Arizona, whereby the Company's redevelopment project in Scottsdale would be allocated a portion of the sales taxes generated by the project upon completion. When the vote was defeated, the Company wrote-off costs related to the campaign. The land in Indianapolis owned by a partnership which the Company owns a minority interest in was to be developed into a theme park. The project is currently delayed and the Company has reserved $0.5 million against its investment.

Provision for income taxes was $0.4 million in the three months ended September 30, 1999 compared to $0.3 million in the three months ended October 31, 1998. In 1999, the provision consisted of a deferred tax expense of $1.7 million which was offset by a current tax benefit of $1.3 million. These amounts primarily relate to the difference in basis between book and tax costs of the properties sold during the period. The assets sold accounted for a tax loss of approximately $2.4 million but a book gain of $1.9 million.

Comparison of the nine months ended September 30, 1999 to the nine months ended October 31, 1998

Rental revenue was $8.6 million during the nine months ended September 30, 1999 compared to $7.7 million in the nine months ended October 31, 1998 . Increases of $2.1 million were due to operations from real estate properties which were not owned by the Company until April 1, 1998 and only reflected seven months of activity in 1998. This was offset by a decrease of $1.2 million in 1999 from asset dispositions noted above.

Operating income totaled $9.1 million in the nine months ended September 30, 1999 compared to $6.2 million in the nine months ended October 31, 1998. In 1999, $4.3 million related to operations from Millennia and $4.1 million related to operations from the Grand Hotel. The remaining $0.7 million related to income from TenantFirst Real Estate Services and revenues from various management contracts. In 1998, $4.9 million related to operations from Millennia, $0.7 million related to operations from the Grand Hotel, and $0.6 million related to income from TenantFirst Real Estate Services and revenues from various management contracts.

Interest income was $2.7 million in the nine months ended September 30, 1999 compared to $3.0 million in the nine months ended October 31, 1998. The decrease of $0.3 million is primarily related to larger cash balances on hand in 1998 when compared to 1999.

Partnership income and other revenues totaled $0.5 million for the nine months ended September 30, 1999 and $0.2 million in the nine months ended October 31, 1998. This income is primarily related to the Company's interest in a Nova Scotia unlimited liability company which owns an office building in Canada.

Interest expense was $5.7 million in the nine months ended September 30, 1999 and primarily related to the $75.2 million of mortgages and notes payable outstanding at September 30, 1999 and $23.6 million of mortgage debt that was repaid in August 1999 related to the sale of certain properties. In the nine months ended October 31, 1998, interest expense was $3.0 million. The increase in interest expense in 1999 compared to 1998 primarily relates to an increase in the average balance outstanding during the period which was influenced in part by 1998 debt which was only outstanding from April 1, 1998.

Depreciation and amortization expense totaled $2.7 million in the nine months ended September 30, 1999 compared to $2.2 million in the nine months ended October 31, 1998. The increase of $0.5 million primarily relates to depreciation of the Company's assets which the Company did not own until April 1, 1998.

Property operating expenses were $1.5 million in the nine months ended September 30, 1999 compared to $1.9 million in the nine months ended October 31, 1998. The decrease of $0.4 million relates to certain non-incremental expenses that were capitalized in 1999 on properties in Scottsdale, Arizona and Palm Springs, California that the Company intends to redevelop. These decreases were offset in part by expenses in 1998 on properties owned by the Company after March 31, 1998.

Other operating expenses were $5.1 million in the nine months ended September 30, 1999 compared to $3.8 million in the nine months ended October 31, 1998. In 1999, expenses of $3.3 million related to the Grand Hotel compared to $0.7 million in 1998. Millennia had expenses of $1.8 million in the nine months ended September 30, 1999 compared to $3.1 million in the nine months ended October 31, 1998.

General and administrative expenses were $4.5 million in the nine months ended September 30, 1999 compared to $2.4 million in the nine months ended October 31, 1998. Of the $2.1 million increase, $0.9 million related to Millennia. The remaining increase is primarily due to the Company not having any significant expenses until April 1, 1998.

The net gain from real estate sales and write-off of real estate related costs of $0.5 million was attributable to the same transactions as discussed above in the three month comparisons.

Provision for income taxes was $0.8 million in the nine months ended September 30, 1999 compared to $1.5 million in the nine months ended October 31, 1998. In 1999, the provision consisted of a deferred tax expense of $1.8 million which was offset by a current tax benefit of $1.0 million. These amounts primarily relate to the difference in basis between book and tax costs of the properties sold during the period.


The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and amortized leasing commission costs. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  -------------------------       ------------------------
                                                  SEPT. 30,        OCT. 31,       SEPT. 30,       OCT. 31,
                                                    1999            1998            1999            1998
                                                  ---------        --------       ---------       --------
Net income                                         $   335         $   585         $ 1,021         $ 2,320
Depreciation and
    amortization (financial statements)                636           1,117           2,715           2,174
Less depreciation of non-real estate assets            (20)            (25)            (64)            (47)
Deferred tax expense                                 1,746             146           1,837             355
                                                   -------         -------         -------         -------

    EBDADT                                         $ 2,697         $ 1,823         $ 5,509         $ 4,802
                                                   =======         =======         =======         =======

LIQUIDITY AND CAPITAL RESOURCES

In May 1999, the Company entered into an agreement whereby it agreed to make an exchange offer at $8.50 per share for any and all Common Shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PREN"). On November 4, 1999, the exchange offer was closed and 12,154,289 shares of PREN common stock were tendered representing approximately 91% of the outstanding common stock. The exchange offer consisted of per share consideration for PREN Common Stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's Common Stock at $5.50 per share) ("Debentures"), and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. In connection with the exchange offer for PREN common shares, the Company also borrowed $27,347,000 secured by PREN common shares. The five-year note bears interest at LIBOR plus 1.5%.

In March 1999, the Company entered into a Real Estate and Asset Purchase Agreement with American Wash Services, Inc. ("AWS"), pursuant to which the Company has agreed to sell substantially all of the assets of Millennia, in exchange for 3,500,000 shares of common stock of the parent of AWS, Mace Security International, Inc. ("MSI"), a warrant to acquire an additional 62,500 shares of MSI common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. Although the transaction is subject to various conditions, Millennia has assigned the operations of its assets to AWS effective April 1, 1999. In addition, the Company acquired 250,000 common shares of MSI through a private placement at $2 per share and 250,000 common shares of US Plastic Lumber Corporation at $4 per share.
This transaction was finalized on October 29, 1999.

At September 30, 1999, the total mortgage debt and notes payable of the Company consisted of the following: (i) $7.4 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014). (ii) A $2.2 million mortgage secured by an office building in Scottsdale, Arizona, monthly payments of which are approximately $25,000 with a balloon payment in the year 2006.
(iii) $17.6 million in mortgages on a property leased to AMC. This mortgage amortizes over a period of twenty years which is equivalent to the term of the leases. The mortgage has a fixed interest rate of 7.52% and matures in 2018. The property was sold in October 1999. (iv) $15.1 million in notes related to Millennia's car wash assets. Of the notes, $14.6 million have fixed interest rates of 8.5% and are due in fifteen years and $0.4 million have fixed interest rates of 8.0% and are due in two years. These notes were transferred to AWS in October 1999. (v) $4.9 million outstanding on a $11.0 million construction loan related to the construction of an office building. Interest on the construction loan varies based upon the Eurodollar and was 8.4% at September 30, 1999. (vi) $0.7 million outstanding related to certain costs on a project in Anaheim. This note bears interest at 10% and is due January 2000. All of the above mortgage debt and notes payable are non-recourse to the Company.(vii) $27.3 million outstanding on the Company's $35.0 million credit facility. The facility bears interest at LIBOR plus 3.75% (9.1% at

September 30, 1999) and expires in June 2000. In October 1999, the Company borrowed $5.0 million secured by second trust deeds on two of the Company's investments. The note bears interest at Prime Rate plus 2% and matures in October 2000.

In October 1999, the Company sold 3,378,117 shares of common stock to a group of investors. Proceeds of approximately $13,512,000 were used for general corporate purposes, to fund certain development costs and to repay outstanding amounts on the Company's credit facility.

At September 30, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

The Company's Year 2000 project is substantially completed. As of September 30, 1999, the Company had expended less than $60,000 and does not expect to expend any significant additional costs in connection with its Year 2000 project, including the cost of identification, assessment, remediation and testing efforts. The cost of the Company's Year 2000 project, and the target date on which the Company expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Company's outside vendors and suppliers.

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended July 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. The table below presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at September 30, 1999 approximates fair value.

                             Expected Maturity Date
                          (dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   There-                 Fair
                                        2000        2001        2002        2003        2004       after       Total      Value
----------------------------------------------------------------------------------------------------------------------------------
Notes Receivable, including notes
   from affiliates                    $    445          --          --    $ 27,133    $  5,518    $  1,051    $ 34,147    $ 34,100
      Average interest rate              11.00%         --          --        9.99%      11.00%      10.00%      10.03%
----------------------------------------------------------------------------------------------------------------------------------
Mortgages and Notes payable           $ 35,279    $  1,493    $  1,618    $  1,754    $  4,957    $ 30,116    $ 75,217    $ 75,200
      Average interest rate               8.97%       8.09%       8.09%       8.10%       8.50%       7.84%       8.47%
----------------------------------------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 27.1 Financial Data Schedule

             (b) Reports on Form 8-K

                 A Current Report on Form 8-K dated August 23, 1999, was filed with the Commission under Item 2 (including financial statements), regarding the Company's sale of eight properties to Wal-Mart Real Estate Business Trust.

                 A Current Report on Form 8-K dated November 12, 1999, was filed with the Commission regarding our exchange offer for the Price Enterprises, Inc. (Enterprises) common stock whereby we acquired 12,154,289 shares, representing approximately 91.3% of the outstanding shares of the Enterprises common stock and approximately 77.5% of the Enterprises voting power.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXCEL LEGACY CORPORATION
                                        (Registrant)


DATE: November 12, 1999                 By: /s/ Gary B. Sabin
                                            ------------------------------------
                                        GARY B. SABIN
                                        President and Chief Executive Officer



DATE: November 12, 1999                 By: /s/ James Y. Nakagawa
                                            ------------------------------------
                                        JAMES Y. NAKAGAWA
                                        Principal Financial Officer