Form 10-K405
period 1999-12-31
EXCEL LEGACY CORP
filed 2000-03-30
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For The Fiscal Year Ended: DECEMBER 31, 1999   Commission File Number: 0-23503

                            EXCEL LEGACY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  33-0781747
----------------------------------      ---------------------------------------
    (State of incorporation)              (IRS Employer Identification Number)

       17140 BERNARDO CENTER DRIVE SUITE 300, SAN DIEGO, CALIFORNIA 92128
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (858) 675-9400

           Securities Registered Pursuant To Section 12(b) of the Act:

                        Common Stock, $0.01 par value per
                 share 9.0% Convertible Redeemable Subordinated
                           Secured Debentures due 2004
                 10.0% Senior Redeemable Secured Notes due 2004

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $90,162,394 as of March 28, 2000 based on the $3.25. closing price on such date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at March 28, 2000
-----------------------------              -------------------------------------
Common Stock, $.01 par value                           36,835,921

Documents incorporated by reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the Commission are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

General

Excel Legacy Corporation (the "Company" or "Legacy"), a Delaware corporation, was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel" or "Legacy"), now known as New Plan Excel Realty Trust, Inc., a Maryland corporation and a real estate investment trust ("REIT"). On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel.

In connection with this spin-off, Excel transferred real properties, notes receivable and related assets and liabilities to Legacy. In addition to operating, developing or disposing of assets obtained from the spin-off, Legacy intends to pursue signature real estate projects that have unique locations, concepts or significant entry barriers associated with them, including:

        - developing mixed-use entertainment projects that have the potential for substantial capital gains but which may take several years to fully develop,

        - investing in properties requiring significant restructuring or redevelopment to create substantial value, such as changing the use, tenant mix or focus of a property,

        - investing in securities of real estate related operating companies where significant influence may be exerted to enhance the value of the companies,

        - opportunistic buying and selling of commercial properties or real estate related and other companies, and

        - acquiring and developing hotel and hospitality projects in unique locations.

The Company's executive offices are located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128 and its telephone number is (858) 675-9400. The Company also has an acquisitions office in West Bountiful, Utah and property management offices in Fountain Valley, California, San Diego, California, and Fairfax, Virginia. As of March 28, 2000, the Company and its subsidiaries had approximately 172 employees.

Price Enterprises, Inc.

In November 1999, the Company completed an exchange offer for the common stock of Price Enterprises, Inc. ("PEI"), a Maryland corporation which operates as a REIT. In the exchange offer, the Company acquired approximately 91.3% of the PEI common stock, which represents approximately 77.5% of PEI's voting power as outstanding PEI preferred stock also have voting rights. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust.

As of the date the exchange offer was completed, the Company began managing the assets of PEI. The accounts of PEI are not consolidated with the Company's books however, because, until certain events occur, the holders of PEI preferred stock, which does not include the Company, have the right to elect a majority of the PEI board of directors.

Strategy and Philosophy

The following is a brief discussion of certain investment, financing and other strategies and policies of the Company. These policies have been determined by the Company and ratified by the Board of Directors, and generally may be amended or revised from time to time by the Board of Directors. There can be no assurance that the Company's strategies will be successful.

Investments

The Company intends to acquire, develop, own and manage, and sell a variety of real estate related assets. As opportunities emerge and in response to changes in real estate, market and general economic conditions, the Company may in the future reexamine its real estate related businesses and activities. The activities described below often do not generate immediate cash flow, and cash flow generated may be nonrecurring.

Development - The Company may from time to time undertake, directly or through joint venture financing, long-term, development projects that have the potential for substantial gains but which may take three to five years or more to fully develop, with particular emphasis on mixed-use retail entertainment projects and hotel and hospitality projects. To the extent the Company provides joint venture financing, the developer will often bear a portion of the economic risks associated with the construction, development and initial lease of properties. Under this financing method, the Company may enter into an equity joint venture or make a participating subordinated loan to the developer wherein the Company would receive a stated preferred return together with a share of the development profits.

Operating Real Estate Companies - The Company may invest in retail, residential, hotel and other types of operating companies and manage properties owned by such companies in which it has an equity or debt investment. These investments may be subject to existing debt financing and any such financing will have a priority over the equity interests of the Company.

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

Securities of/or Interests in Entities Primarily Engaged in Real Estate
Activities

The Company may from time to time acquire real estate related equity securities or invest in real estate related senior, junior or otherwise subordinated debt securities, which debt securities may be unsecured or secured by liens on real estate or the economic benefits thereof. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. These investments may contain options to acquire, or be convertible into the right to acquire, all or a portion of the underlying real estate, or contain the right to participate in the cash flow and economic return which may be derived from real estate.

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

Proactive Asset Management

The Company's management regularly monitors and evaluates each investment, including those within the PEI portfolio, to identify properties which can be sold or exchanged for optimal sales prices (or exchange values) given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties which have limited appreciation potential and redeploy capital into newer properties or properties where its aggressive management techniques may maximize property values. The Company may engage from time to time in like-kind property exchanges (i.e., Internal Revenue Code
Section 1031 exchanges) which will allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner. In addition to value enhancement, the Company also focuses on maintaining strong operational cost controls.

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

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company may consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

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

Environmental Conditions

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The Company is not presently aware of any material environmental conditions at any of its properties.

Principal Tenants

As of December 31, 1999, Lowe's Home Centers, Inc. ("Lowe's") was the Company's largest tenant and accounted for approximately 5% of the Company's total revenues in 1999. Lowe's is owned by Lowe's Companies, Inc., the nation's second largest home improvement retailer with over 400 stores. Lowe's Companies, Inc. is listed on the New York Stock Exchange and, as of December 1999, had credit ratings of A and A2 from Standard & Poor's and Moody's, respectively. In February 2000, the two properties leased to Lowes were sold to PEI. The Company had no other tenants at December 31, 1999 that accounted for a significant amount of the Company's revenues.

PEI - The eight largest tenants in the PEI portfolio accounted for approximately 46% of its total Gross Leasable Area ("GLA") and approximately 55% of its total annualized revenues as of December 31, 1999. The table below presents certain information about these tenants (dollars in thousands):


                                                                                                     PERCENT OF
                                                                  PERCENT OF         ANNUAL          TOTAL ANNUAL
                                 NUMBER      AREA UNDER            GLA UNDER        MINIMUM            MINIMUM
TENANT                          OF LEASES  LEASE (SQ. FT)            LEASE            RENT               RENT
------                          ---------  --------------         ----------     ----------          ------------
Costco                                  4         618,192            15.6%        $8,396.3              18.2%
The Sports Authority                    8         341,217             8.6%         4,365.4               9.4%
The Home Depot                          2         214,173             5.4%         2,775.2               6.0%
AT&T Wireless                           1         156,576             4.0%         2,327.7               5.0%
Level One Communications                1         140,369             3.5%         2,224.8               4.8%
Kmart                                   1         110,054             2.8%         2,027.2               4.4%
Marshalls                               2          87,968             2.2%         1,889.5               4.1%
PETsMART                                6         155,785             3.9%         1,622.4               3.5%
                                ---------  --------------         ----------     ----------          ------------
                                       25       1,824,334            46.0%       $25,628.5              55.4%
                                =========  ==============         ==========     ==========          ============


ITEM 2.  PROPERTIES

At December 31, 1999, Legacy's business consisted of the following portfolio of real properties, notes receivable, and investments in real estate related ventures:

        - five properties located in Arizona including an office building, restaurant space, a property held for development/sale, and vacant land in Scottsdale, and a 65% interest in a hotel property near the Grand Canyon,

        - four properties located in California including a development project in Palm Springs, land held for sale/development in San Diego and Yosemite, and an office building in San Diego,

        - one single tenant retail property located in Indiana which was leased to Lowe's,

        - one property located in Colorado which is vacant land located at the base of Telluride mountain being considered for condominium development,

         - one single tenant retail property located in Ohio which was leased to Lowe's,

        - a 50% ownership interest in a joint venture which owns property leased to AMC Multi-Cinema, Inc. and land currently under development in Colorado,

        - five notes receivable relating to real estate projects in Arizona, California, and Utah with an aggregate outstanding balance of approximately $28.4 million as of December 31, 1999. The largest note relates to a project in Scottsdale, Arizona,

        - a hospitality property under development in Bermuda scheduled for completion in 2000.

        - ownership interests in a number of real estate related ventures, including:

        - a 91.3% ownership interest in the PEI common stock (see additional property information below),

        - a 100% ownership interest in Millennia which owns stock in two publicly traded companies, Mace Security International, Inc. and U.S. Plastics Lumber Corp. Another party can earn up to a 50% ownership interest in Millennia if results exceed 35% per annum,

        - a 100% ownership in TenantFirst Real Estate Services, Inc., a fully-integrated real estate development company providing development, leasing, property management and construction management services,

        - a 65% ownership interest in a joint venture which owns and operates a hotel, dinner theater and retail shop located near the Grand Canyon in northern Arizona,

        - a 55% ownership interest in a development company which owns Newport Centre, a retail and office facility located in Winnipeg, Canada, and

        - a 23.7% ownership interest in a development company which owns land in Indianapolis, Indiana, and

         - a 50% ownership in EL Holdings, Inc. and EL Media Holdings Company which were formed to invest in media towers and similar businesses.

The following table describes Legacy's portfolio of real estate properties as of December 31, 1999. Amounts shown for annual rents are based on executed leases at December 31, 1999. Legacy makes no allowances for contractually-based delays to the commencement of rental payments. Due to the nature of real estate investments, Legacy's actual rental income may differ from amounts shown in the table below.

                                                                 TENANTS                   GLA (SQ FT)           ANNUAL RENT
                                                                                         (IN THOUSANDS)        (IN THOUSANDS)
Arizona
   Scottsdale Galleria..............................               (1)                           520.5                (1)
   Scottsdale City Centre...........................            various                           64.9              $718.9
   Scottsdale Land..................................               (2)                            (2)                 (2)
   Brio Land........................................      Roaring Fork Restaurant                  3.7               104.3
   Grand Hotel......................................               (3)                            (3)                 (3)
California
   Desert Fashion Plaza (4).........................     Saks Fifth Avenue/various               193.1               476.0
   Excel Centre.....................................               (5)                            82.2                (4)
   San Diego........................................               (6)                            (6)                 (6)
   Yosemite.........................................               (6)                            (6)                 (6)
Colorado
   Telluride........................................               (7)                            (7)                 (7)
   Westminster (8)..................................               AMC                           110.0             2,520
Indiana
   Indianapolis.....................................               (9)                            (9)                 (9)
   Terre Haute (10).................................              Lowe's                         104.2               557.8
Ohio
   Middletown (10)..................................              Lowe's                         126.4               650.0
Bermuda
   Daniel's Head Bermuda............................               (11)                          (11)                (11)
Winnipeg, Canada
   Newport Centre(12)...............................     Bank of Montreal/various                156.7             1,211.1
                                                                                              --------           ---------
     Total..........................................                                           1,361.7            $6,238.1
                                                                                              ========            ========


        (1)    Property is currently held for redevelopment or sale.

        (2) Property consists of vacant land adjacent to the Scottsdale Galleria and the Brio Land and is held for redevelopment or sale.


        (3) The Company holds a 65% ownership interest in Grand Tusayan LLC which owns and operates a 120-room hotel and restaurant.

        (4)    The Company intends to redevelop this property.

        (5) Office building completed in December 1999 where corporate offices are located. No other tenants had occupied the building at December 31, 1999. Property was sold to PEI in February 2000.

        (6) Properties consist of vacant land currently held for development or sale.

        (7) Property consists of vacant land being considered for time share or condominium development.

        (8) The Company holds a 50% interest in this property which has an operating AMC theater and a development project.

        (9) Property consists of land held for development. The Company holds a 23.7% ownership interest.

        (10)   Single tenant properties which were sold to PEI in February 2000.

        (11)   Property under development.

        (12) Property is owned by a Nova Scotia company of which the Company holds a 55% ownership interest


PEI properties - At December 31, 1999, PEI owned 29 commercial real estate properties and held one property with a 20-year ground lease, in addition to land in Tucson, AZ and Temecula, CA held for future development. These properties encompass approximately 4.3 million square feet of GLA and were 94% leased. The five largest properties include 1.7 million square feet of GLA that generate annual minimum rent of $26.2 million, based on leases existing as of December 31, 1999. Included in the properties PEI owned at December 31, 1999 are four self storage facilities. Two of these facilities, San Diego, CA and Azusa, CA are located on the same sites as our commercial properties. The other two self storage facilities are stand-alone properties. At year end, these facilities had 0.5 million square feet of GLA and were 96% occupied. PEI also has a 50% investment in a joint venture which owns a retail center in Fresno, CA. Below is a summary of the PEI properties, excluding the joint venture investment:

                                                           NUMBER             PERCENT           PERCENT                   ANNUAL
COMMERCIAL PROPERTIES                                    OF TENANTS          GLA (SQ FT)         LEASED               BASE RENT (1)
---------------------                                    ----------          -----------         ------               -------------
                                                                           (IN THOUSANDS)                            (IN THOUSANDS)
Westbury, NY.........................................           8                398.6              100%                   $7,736.9
Pentagon City, VA....................................           9                336.8              100                     6,627.3
Sacramento/Bradshaw, CA..............................           2                296.9              100                     4,552.4
Wayne, NJ(2).........................................           5                348.1               89                     4,304.5
Philadelphia, PA.....................................          22                308.7               98                     2,964.9
Signal Hill, CA......................................          14                154.8              100                     2,327.7
Roseville, CA........................................          16                188.5               98                     2,334.7
San Diego, CA(3).....................................           3                443.2              100                     1,971.5
Fountain Valley, CA..................................          14                119.0               92                     1,691.1
Glen Burnie, MD......................................           9                130.6               85                     1,345.1
Seekonk, MA..........................................          11                213.6               86                     1,723.5
San Diego/Rancho San Diego, CA.......................          16                 93.7               95                     1,056.0
Moorestown, NJ (4)...................................           2                172.6               36                       652.9
San Diego/Carmel Mountain, CA........................           7                 35.0              100                       788.3
Inglewood, CA........................................           1                119.9              100                       926.7
Northridge, CA.......................................           2                 22.0              100                       734.0
New Britain, CT......................................           1                112.4              100                       671.1
San Juan Capistrano, CA..............................           6                 56.4              100                       537.1
Azusa, CA(3).........................................           3                121.4              100                       589.0
Smithtown, NY........................................           1                 55.6              100                       500.6
Sacramento/Stockton, CA..............................           2                 50.2              100                       470.2
Hampton, VA..........................................           2                 45.6              100                       445.2
Redwood City, CA.....................................           2                 49.4              100                       417.5
Tucson, AZ...........................................           9                 40.1              100                       270.7
Denver/Littleton, CO.................................           1                 26.4              100                       216.1
Denver/Aurora, CO....................................           1                  7.3              100                       164.3
San Diego/Southeast, CA..............................           2                  8.9              100                       150.4
Chula Vista/Rancho del Rey, CA.......................           1                  6.7              100                        75.0
Temecula, CA(5)......................................           0                    0                0                           0
                                                           ------           ----------             -----                  ---------
  Total Commercial Properties........................         172              3,962.4               94%                  $46,244.7
                                                           ======           ==========             =====                  =========


(1) Annual Base Rent does not include percentage rents, expense reimbursements, revenue from month to month leases, or rents expiring in 2000.

(2)     Includes 37,000 sq. ft. of vacant storage space.

(3)     Self storage is also located at these properties.

(4)     Consists of leased land.

(5) Future shopping center development consisting of 47.5 acres purchased in July 1999.

SELF STORAGE PROPERTIES                                                       GLA (SQ FT)           PERCENT LEASED
                                                                            (IN THOUSANDS)
San Diego/Murphy Canyon, CA...........................................          243.2                     99%
San Diego, CA.........................................................           89.6(1)                  99
Azusa, CA.............................................................           84.3(1)                  98
Solana Beach, CA......................................................           59.4(2)                  75
                                                                                --------                  ---
   Total Self Storage Properties......................................          476.5                     96%
                                                                                ========                  ===


(1) GLA of facility is also included in GLA for the commercial property listed above.

(2)     Expansion of this facility is currently under development.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business which, in the opinion of Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Company's common stock which was quoted on the OTC Bulletin Board under the symbol "XLCY" from March 30, 1998 to November 16, 1998 and listed on the American Stock Exchange under the symbol "XLG" from November 17, 1998 to the present. Legacy's Series B preferred stock is not listed on any securities exchange.

                                                             HIGH           LOW
                                                             ----           ---
           PERIOD FROM INCEPTION TO JULY 31, 1998
           Quarter ended January 1, 1998                    $     -      $    -
           Quarter ended April 30, 1998                       6.750       4.875
           Quarter ended July 31, 1998                        5.344       4.297

           FIVE MONTHS ENDED DECEMBER 31, 1998
           Quarter ended October 31, 1998                     4.688       1.875
           Two months ended December 31, 1998                 4.000       2.531

           YEAR ENDED DECEMBER 31, 1999
           Quarter ended March 31, 1999                       4.063       3.063
           Quarter ended June 30, 1999                        5.688       2.875
           Quarter ended September 30, 1999                   4.750       3.500
           Quarter ended December 31, 1999                    4.750       3.000


As of March 28, 2000 there were 36,835,921 shares of the Company's common stock outstanding held by approximately 1,115 holders of record. The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

The Company's Debentures and Senior Notes are traded on the American Stock Exchange under the symbols "XLG.A" and "XLG.B", respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                        PERIOD  FROM
                                                                        FIVE              INCEPTION
                                                       YEAR            MONTHS             (NOVEMBER
                                                       ENDED            ENDED           17, 1997) TO
                                                   DECEMBER 31,     DECEMBER 31,          JULY 31,
                                                       1999             1998                 1998
                                                   -------------    -------------       -------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

SELECTED STATEMENT OF OPERATIONS DATA:
Total revenue                                      $ 25,917           $ 15,010           $  8,145
Total operating expenses                            (25,436)           (13,754)            (5,267)
Impairment/ write-off of real estate
   related costs                                     (6,912)                 -                  -
Gain on sales of real estate                          5,147                  -                  -
                                                   --------           --------           --------
Net (loss) income before income taxes                (1,284)             1,256              2,878
Benefit (provision) of income taxes                     507               (535)            (1,143)
                                                   --------           --------           --------
Net (loss) income                                  $   (777)          $    721           $  1,735
                                                   ========           ========           ========

Earnings before depreciation,
  amortization and deferred
   taxes ("EBDADT")                                   3,674              2,712              2,994
Earnings before income taxes,
  depreciation and amortization
  ("EBITDA")                                         10,440              5,819              5,453
Net (loss) income per share:
   Basic                                           $  (0.02)          $   0.02           $   0.11
   Diluted                                            (0.02)              0.01               0.07
Weighted average number of shares:
   Basic                                             33,985             33,458             15,842
   Diluted                                           33,985             54,768             25,984


                                       AS OF             AS OF            AS OF
                                    DECEMBER 31,      DECEMBER 31,       JULY 31,
                                       1999               1998             1998
                                   -------------      -------------     -----------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)

SELECTED BALANCE SHEET DATA:
Net real estate                      $102,191          $190,878          $175,756
Total assets                          328,153           261,296           246,916
Mortgages and notes payable           137,806            90,986            72,714
Stockholders' equity                  180,039           166,640           165,919


Summary Selected Financial Data of PEI - As previously discussed, the Company acquired approximately 91.3% of the PEI common stock in November 1999. The Company does not, however, consolidate the accounts of PEI on its financial statements. The following selected historical financial data of PEI should be read in conjunction with the PEI Form 10-K separately filed with the Securities and Exchange Commission.


                                                                       FOUR MONTHS ENDED
                                           YEAR ENDED DECEMBER 31,       DECEMBER 31,                YEAR ENDED AUGUST 31
                                           -----------------------     -----------------             --------------------
                                             1999         1998         1997        1996         1997         1996         1995
                                             ----         ----         ----        ----         ----         ----         ----
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF OPERATIONS DATA:
   Rental revenues                       $ 66,667     $ 62,485     $ 18,170    $ 18,941     $ 56,838     $ 56,221     $ 51,897
   Operating income                        35,143       31,393        9,045       8,178       22,422        5,829       16,635
   Income from continuing
     operations                            32,671       29,429       17,508       7,590       19,085        8,340       13,297
   Discontinued operations                     --           --           --      (3,235)      (4,860)      (8,250)     (12,751)
   Net income (loss)                       26,602       29,429       17,508      14,225           90          546      (41,479)
   Preferred stockholder dividends        (33,264)      (8,316)          --          --           --           --           --
   Net (loss) income applicable to
     common stockholders                   (6,662)      21,113       17,508      14,225           90          546      (41,479)
Net (loss) income per common share
   from continuing operations--basic        (0.05)        0.97         0.74        0.33         0.82         0.36         0.53
   Cash dividends per common share--                      1.05         0.35        0.30         1.20           --         0.08
   Cash Dividends per preferred share        1.40          .35           --          --           --           --           --

                                                     AS OF  DECEMBER 31,                           AS OF  AUGUST 31,
                                          ----------------------------------------      ---------------------------------------
                                             1999           1998            1997           1997           1996           1995
                                          ---------      ---------       ---------      ---------      ---------      ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED BALANCE SHEET DATA:
   Net real estate                        $ 550,869      $ 418,507       $ 353,056      $ 337,139      $ 337,098      $ 330,443
Total assets                                562,558        457,352         408,478        540,325        555,994        591,511
   Mortgages payable                             --             --              --             --             --         15,425
Stockholders' equity                        461,260        344,811         406,624        396,476        532,899        532,085


Net income applicable to common stockholders from November 12, 1999 (the date of the Company's acquisition of the PEI common stock) to December 31, 1999 was $4.7 million of which the Company's equity interest was $163,000 after the accrual of preferred dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1998)

Effective December 11, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. The Company's previous fiscal year-end was July 31. As such, the financial statements present the periods from inception (November 17, 1997) to July 31, 1998, the five months ended December 31, 1998, and the year ended December 31, 1999. For comparison purposes, the discussion below compares the year ended December 31, 1999 to the twelve months ended December 31, 1998. There were no significant operations from inception to December 31, 1997. The following discussion should be read in conjunction with the financial statements and the notes thereto.

Rental revenue was $9.5 million during the year ended December 31, 1999 compared to $9.9 million in the twelve months ended December 31, 1998 . A property in Westminster, CO leased to AMC was contributed to a partnership for a 50% interest effective July 1, 1999. Earnings from this property since this contribution are now recorded as partnership income. This accounted for a decrease of $0.7 million in rental revenue. This decrease was offset by increases of $0.3 million in the Company's remaining properties. Although the Company sold nine income producing properties in the second half of 1999, the decrease in revenues related to these sales was offset by 1998 operations which only had rental revenue after March 31, 1998, the date certain assets were spun-off from Excel.

Operating income totaled $11.4 million in the year ended December 31, 1999 compared to $9.4 million in the twelve months ended December 31, 1998. Of the increase of $2.0 million, there was an increase of $4.2 million related to operations from the Grand Hotel which was not opened until the second half of 1998. This increase was offset by a decrease of $3.5 million related to operations from Millennia. Millennia only had three months of operational results in 1999 as effective April 1, 1999, the operations were assigned to a third party in connection with the sale of Millennia assets. Of the remaining $1.3 million increase, $0.5 million was related to income from a ground lease and parking lot related to a venture in Newport, Kentucky which did not have any income in 1998, $0.5 million related to reversing accrued estimated costs related to a land sale and $0.3 million related to increased revenues from TenantFirst Real Estate Services and other various income sources.

Interest income was $3.9 million in the year ended December 31, 1999 compared to $3.7 million in the twelve months ended December 31, 1998. The increase of $0.2 million is primarily related to notes receivable which were not outstanding in 1998 until the spin-off on March 31, 1998.

Partnership income and other revenues totaled $1.0 million for the year ended December 31, 1999 and $0.3 million in the twelve months ended December 31, 1998. This income is primarily related to the Company's interest in a Nova Scotia limited liability company which owns an office building in Canada.

Interest expense was $8.0 million in the year ended December 31, 1999 and primarily related to the $137.8 million of mortgages and notes payable outstanding at December 31, 1999 and $41.2 million of mortgage debt that was repaid in 1999 related to the sale of properties. In 1998, interest expense was $4.2 million. The increase in interest expense in 1999 compared to 1998 primarily relates to an increase in the average balance outstanding during the period which was influenced in part by additional debt related to the acquisition of PEI, and 1998 debt which was only outstanding from April 1, 1998.

Depreciation and amortization expense totaled $3.2 million in the year ended December 31, 1999 compared to $3.0 million in the twelve months ended December 31, 1998. The increase of $0.2 million primarily relates to depreciation of the Company's assets which the Company did not own until April 1, 1998. This was offset in part by the assets sold in 1999.

Property operating expenses were $1.8 million in the year ended December 31, 1999 compared to $2.6 million in the twelve months ended December 31, 1998. The decrease of $0.8 million relates to certain expenses that were capitalized in 1999 on properties in Scottsdale, Arizona and Palm Springs, California that the Company intends to demolish and redevelop. In 1998, while these were operating properties, these costs were expensed. These decreases were offset in part by expenses in 1998 on properties owned by the Company after March 31, 1998.

Other operating expenses were $6.3 million in the year ended December 31, 1999 compared to $5.8 million in the twelve months ended December 31, 1998. In 1999, expenses of $4.5 million related to the Grand Hotel compared to $1.0 million in 1998 as the property was under development until the second half of the year. Millennia had expenses of $1.8 million in the year ended December 31, 1999 compared to $4.8 million in the twelve months ended December 31, 1998.

General and administrative expenses were $6.1 million in the year ended December 31, 1999 compared to $3.5 million in the twelve months ended December 31, 1998. The increase relates to an increase in personnel in 1999 when compared to 1998, $0.5 million of bonuses paid upon consummation of the PEI acquisition, and due to the Company not having any significant expenses until April 1, 1998.

In 1999, the Company sold ten properties for a net gain from real estate sales of $5.1 million. Also in 1999, the Company recorded a $6.0 million impairment charge for an investment (impairment in investment) in a minority interest in a partnership which owns a development project in Indianapolis, Indiana which has been delayed due to a lack of funding. Finally, the Company wrote-off $0.9 million in costs related to a redevelopment project in Scottsdale, Arizona.

Provision for income taxes was a $0.5 million benefit in the year ended December 31, 1999 generated by the net loss before income taxes of $1.3 million. In the twelve months ended December 31, 1998, a $1.7 million expense was recorded due to the net income before income taxes of $4.1 million.

The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the year ended December 31, 1999 and the twelve months ended December 31, 1998:

                                                           1999            1998
                                                         -------         -------
Net (loss) income                                        $  (777)        $ 2,456
Depreciation and amortization                              3,220           2,975
Proportionate share of depreciation and
amortization from equity investments:
  PEI                                                        992               -
  Other equity investments                                   121               -
Less depreciation of non-real estate assets                  (83)            (50)
Deferred tax expense                                         201             325
                                                         -------         -------
  EBDADT                                                 $ 3,674         $ 5,706
                                                         =======         =======

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from rental revenues was the primary source of capital to fund the Company's ongoing operations in 1999. Excess requirements for development projects were met by borrowings on the Company's credit facility and other debt, and the sale of $13.5 million of common stock in October 1999.

In November 1999, the Company completed an exchange offer for the common stock of Price Enterprises, Inc. ("PEI"), a Maryland corporation which is operated as a REIT. In the exchange offer, the Company acquired approximately 91.3% of the PEI common stock. PEI stockholders who tendered their shares of PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust. The remaining $33.6 million was available cash borrowed from other notes, including the Company's credit facility, and from asset sales. Should the Company purchase the remaining 8.7% of PEI common stock, the Company anticipates that the above debt would increase proportionally, and approximately $3.0 million in cash would be required.

In accordance with the stockholders agreement entered into in connection with the exchange offer, until a certain amount of PEI preferred stock is repurchased or tendered for, $7.5 million of cash flow, as defined, is required to be reinvested in PEI before dividends can be paid to its common shareholders. As such, cash available to service the Company's debt incurred to complete the PEI tender offer is subject to this restriction. Additionally, the Company had sold income producing assets in 1999 and 2000 which has decreased the Company's recurring cash flow. The Company does, however, directly benefit from savings in general and administrative expenses from managing the combined companies, and would receive its portion of PEI common stock dividends for cash flows in excess of the $7.5 million. The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. The Company has several non-income producing assets held for sale which, together with existing cash flows, should be sufficient to meet the Company's short term obligations. Although the business of buying and selling assets is part of the Company's recurring operations, should anticipated asset sales not occur, the Company anticipates that cash flows from current recurring operations, excluding PEI's cash flows, would not be sufficient to fund short-term obligations.

The Company anticipates using proceeds from asset sales to repay debt and fund development projects. In addition, the Company has filed a $300.0 million shelf registration statement for the purpose of issuing debt securities, preferred stock, depository shares, common stock, warrants or rights. Currently, there remains $286.5 million of securities for issuance available under this shelf subject to market conditions. The Company's $35.0 million credit facility is due June 30, 2000. The Company anticipates repaying this facility with asset sales or refinancing it with a new facility.

The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development, mortgage debt maturities, and other investment opportunities, through the most advantageous sources of capital available to the Company at the time, which may include operating cash flows from existing properties and the completion of current development projects, the sale of common stock, preferred stock or debt securities through public offerings or private placements, entering into joint venture arrangements with financial partners, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets

In October 1999, the Company completed the sale of Millennia's assets to American Wash Services, Inc. ("AWS"), in exchange for 3,500,000 shares of common stock of the parent of AWS, Mace Security International, Inc. ("MSI"), a warrant to acquire an additional 62,500 shares of MSI common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. In conjunction with this transaction, Millennia had assigned the operations of its assets to AWS effective April 1, 1999, and thus did not receive cash flow from operations after April 1, 1999. In addition, the Company acquired 250,000 common shares of MSI through a private placement at $2.00 per share and 250,000 common shares of US Plastic Lumber Corporation

("USPL") at $4.00 per share. The MSI and USPL common shares are subject to ceratin restrictions are not currently available for sale. In March 2000, MACE announced an agreement to acquire Wash Depot Holdings, Inc., an operator of 73 car wash locations in 15 states. On an annualized basis, MACE anticipates revenues of approximately $170 million after this acquisition.

At December 31, 1999, the total mortgage debt of the Company consisted of the following: (i) $7.4 million in mortgages on two properties leased to Lowe's which have fixed interest rates of 7.6% and 8.8%. These mortgages are also self-amortizing over the term of the leases with Lowe's and will be repaid when the leases expire (2003 and 2014). These loans were assumed by PEI when the properties were sold in February 2000; (ii) $2.1 million mortgage collateralized by an office building in Scottsdale, Arizona, of which monthly payments are approximately $25,000 with a balloon payment in the year 2006; and
(iii) $6.4 million outstanding on a $11.0 million construction loan related to the construction of an office building. Interest on the construction loan varies based upon the Eurodollar and was 8.7% at December 31, 1999. This loan was assumed by PEI when the property was sold in February 2000.

Other debt at December 31, 1999 consisted of the following: (i) $33.2 million in Debentures due 2004. These Debentures are traded on the American Stock Exchange and bear interest at 9% payable February 15 and August 15 of each year; (ii) $32.1 million outstanding on the Company's $35.0 million revolving credit facility. The facility bears interest at LIBOR plus 3.75% (10.25% at December 31, 1999) and is due June 30, 2000. The remaining $2.9 million was borrowed in January 2000; (iii) $27.4 million payable to The Sol and Helen Price Trust due 2004. This note bears interest at LIBOR plus 1.50% (8.0% at December 31, 1999) with interest only due monthly; (iv) $18.1 million in Senior Notes due 2004. These notes are traded on the American Stock Exchange and bear interest at 10% payable February 15 and August 15 of each year; (v) $5.0 million secured note bearing interest at prime plus 2% (10.5% at December 31, 1999) due October 2000;
(vi) $5.0 million unsecured note with a fixed interest rate of 10.5%. This note was repaid in February 2000; (vii) $1.1 million in various other notes, primarily related to $0.8 million for certain costs on a project in Anaheim. In addition, the Company had guaranteed approximately $8.8 million of debt at December 31, 1999 related to development projects. The total amount of potential guarantees at December 31, 1999 was approximately $16.2 million. The Company anticipates that it will make additional guarantees of debt related to development projects in the future.

At December 31, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

YEAR 2000

Some of the Company's information technology ("IT") systems were originally written using two digits rather than four to define the applicable year. As a result, those IT systems had time sensitive software that recognizes dates using "00" as the Year 1900 rather than the Year 2000. The Company had upgraded its computer software and IT systems and did not incur any Year 2000 issues that had a material impact on the Company's operations. Additionally, the Company was not made aware of any significant Year 2000 issues with its contractors, vendors and other third parties that their systems (including building management and mechanical systems) that effected the Company's operations. The Company expended less than $60,000 in 1999 in connection with its Year 2000 project.

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

The Company's limited operating history makes it difficult to evaluate its business - The Company was incorporated in November 1997 and became an independent business in March 1998 after Excel completed a spin-off of its business. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. You must consider the Company's prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in the real estate industry.

The Company's (including PEI's) tenants may face financial difficulties and be unable to pay rent which may, in turn, cause financial difficulties - The Company's financial position may be materially harmed if any of its or PEI's major tenants, including The Sports Authority, or any other significant tenant experiences financial difficulties, such as a bankruptcy, insolvency or general downturn in the business of the tenant. In addition, any failure or delay by any of the Company or PEI's tenants to make rent payments could impair its financial condition and materially harm the Company's business. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give the Company the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, the Company would then be required to find another tenant to lease the property. The Company may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, that the Company would be able to enter into a new lease on favorable terms.

The Company may face significant competition from developers, owners and operators of real estate properties which may inhibit the success of its business - The Company competes in the acquisition of real estate properties with over 200 publicly-traded REITs as well as other public and private real estate investment entities, including financial institutions such as mortgage banks and pension funds, and other institutional investors, as well as individuals. Competition from these entities may impair the Company's financial condition and materially harm its business by reducing the number of suitable investment opportunities offered to the Company and increasing the bargaining power of prospective sellers of property, which often increases the price necessary to purchase a property. Many of the Company's competitors in the real estate sector are significantly larger than the Company and may have greater financial resources and more experienced managers than the Company. In addition, a large portion of the Company's and PEI's developed properties are located in areas where competitors maintain similar properties. The Company will need to compete for tenants based on rental rates, attractiveness and location of properties, as well as quality of maintenance and management services. Competition from these and other properties may impair the Company's financial condition and materially harm its business by:

        - interfering with the Company's ability to attract and retain tenants,

        - increasing vacancies, which lowers market rental rates and limits the Company's ability to negotiate favorable rental rates, and

        -      impairing the Company's ability to minimize operating expenses.

The Company's financial performance depends on regional economic conditions since many of its properties and investments are located in Arizona and California - Of the Company's properties and real estate related investments, 9 are located in two states: six in Arizona and three in California. Additionally, 17 of PEI properties are located in California and 1 in Arizona. Concentrating a significant number of properties and real estate related investments in these states may expose the Company to greater economic risks than if the properties and real estate related investments were located in several geographic regions. The Company's revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including local real estate conditions, such as an oversupply of or reduced demand for real estate properties, and the local economic climate. High unemployment, business downsizing, industry slowdowns, changing demographics, and other factors may adversely impact any of these local economic climates. A general downturn in the economy or real estate conditions in Arizona or California could impair the Company's financial condition and materially harm its business. Further, due to the relatively high cost of real estate in the southwestern United States, the real estate market in that region may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. The Company does not have any limitations or targets for the concentration of the geographic location of its properties and, accordingly, the risks associated with this geographic concentration will increase if the Company continues to acquire properties in Arizona and California.

The Company's substantial leverage may be difficult to service and could adversely affect its business - As of December 31, 1999, the Company had outstanding borrowings of approximately $32.1 million under its credit facility, with total borrowing capacity of $35.0 million, and additional mortgage and note debt of approximately $105.7 million. This debt of $137.8 million represented approximately 42% of the Company's total assets at December 31, 1999. The Company is and will continue to be exposed to the risks normally associated with debt financing which may materially harm its business, including the following:

        - the Company's cash flow may be insufficient to meet required payments of principal and interest and payments of principal and interest on borrowings may leave the Company with insufficient cash resources to pay operating expenses.

        -      the Company may not be able to refinance debt at maturity, and

        - if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt.

The Company has incurred additional debt to facilitate the exchange offer collateralized by the PEI common stock and a default on that debt could result in the Company's loss of PEI - To facilitate the exchange offer, The Sol and Helen Price Trust made a five-year loan to the Company in the principal amount of $27.4 million. The Company used the proceeds of the loan to satisfy a portion of its monetary obligations under the exchange offer. In addition, the Company is permitted to borrow up to an additional $2.6 million from The Sol and Helen Price Trust to satisfy a portion of its monetary obligations for the tender of the remaining PEI outstanding common shares. The Company granted to the trust, as security for the Company's obligations under the loan, a second priority security interest in the PEI common stock securing the Company's Debentures and Senior Notes and a first priority security interest in any other shares of the PEI common stock which the Company owns at any time. The loan is non-recourse so that the trust may only look to the PEI common stock for repayment of the loan. In order to satisfy the Company's obligations under the loan, the Company may seek to refinance the loan or issue equity to raise additional funds, neither of which alternatives may be available to the Company on favorable terms. To the extent the Company is unable to meet its obligations under the loan, The Sol and Helen Price Trust will have the right to take ownership of the PEI common stock owned by the Company, other than the shares securing the Company Debentures and the Senior Notes.

The Company may not realize the expected benefits from the exchange offer making its future financial performance uncertain - The Company entered into the exchange offer with the expectation that the transaction would result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements, tax advantages and other synergies. If these benefits and synergies are not realized, the Company's financial performance and the performance of PEI could be adversely impacted.

The Company faces risks associated with its equity investments in and with third parties because of its lack of control over the underlying real estate assets - As part of the Company's growth strategy, it may invest in shares of REITs or other entities that invest in real estate assets. In these cases, the Company will be relying on the assets, investments and management of the REIT or other entity in which it is investing. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate.

The Company also may invest in or with other parties through partnerships and joint ventures. In these cases the Company will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in partnerships, joint ventures or other entities include:

        - the possibility that the Company's partners might experience serious financial difficulties or fail to fund their share of required investment contributions,

        - the partners might have economic or other business interests or goals which are inconsistent with the Company's business interests or goals, and

        - the partners may take action contrary to the Company's instructions or requests and adverse to its policies and objectives.

Any substantial loss or action of this nature could potentially harm the Company's business. In addition, the Company may in some circumstances be liable for the actions of its third-party partners or co-venturers.

Rising interest rates may adversely affect the Company's cash flow - As of December 31, 1999, the Company owed approximately $137.8 million under its credit facility, mortgage debt, and other notes of which $70.9 million bore interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. The Company may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect the Company's cash flow, cause it to default under some debt obligations or agreements, and materially harm its business.

Because the Company does not have a policy placing a limit on the amount of debt that it may incur, the Company's future borrowings could be significant and may adversely affect its cash flow and results of operations - The Company does not have a policy limiting the amount of debt that it may incur. Accordingly, the Company's management and board of directors have discretion to increase the amount of the Company's outstanding debt at any time. The Company could incur higher levels of debt, resulting in an increase in its total debt payments, which could adversely affect its cash flow and materially harm its business. In addition, if the Company increases the amount of its debt it may increase the risk of the Company's default on all of its debt, including the Company's Debentures and Senior Notes.

The Company could incur significant costs and expenses related to environmental problems Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. Although the Company is not aware of any necessary environmental remediation or other environmental liability on its portfolio of properties, these laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances. The presence of or failure to properly remediate hazardous or toxic substances may impair the Company's ability to rent, sell or borrow against a property. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. Other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As an owner and operator of property and as a potential arranger for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of these costs and expenses could impair the Company's financial condition and materially harm its business.

The Company could face significant costs of compliance if it is considered an investment company under the Investment Company Act - The Company is not currently registered as an investment company under the Investment Company Act of 1940, because its management believes that the Company either is not within the definition of investment company under the Investment Company Act or, alternatively, excluded from regulation under the Investment Company Act by an exemption. If the Company is deemed to be an investment company under the Investment Company Act and fails to qualify for an exemption, it would be unable to conduct its business as currently conducted, which could materially harm its business. In the future, the Company intends to conduct its operations in order to avoid registration under the Investment Company Act. Therefore, the assets that the Company may acquire or sell may be limited by the regulations of the Investment Company Act.

The costs of compliance with the Americans With Disabilities Act could adversely affect the Company's business - Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet federal requirements relating to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could involve removal of structural barriers from disabled persons' entrances on the Company's (and PEI's) properties. Other federal, state and local laws may require modifications to or restrict further renovations of the Company's properties to provide for these accesses. Although the Company believes that its properties are substantially in compliance with present requirements, noncompliance with the Americans with Disabilities Act or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against the Company. If the Company incurs these costs and expenses, its financial condition could be impaired.

The Company has implemented anti-takeover provisions that could prevent an acquisition of its business at a premium price - Some of the provisions of the Company's certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of its business at a premium price and could make removal of its management more difficult. These provisions could reduce the opportunities for the Company's stockholders to participate in tender offers, including tender offers that are priced above the then current market price of its common stock. The Company's certificate of incorporation permits its board of directors to issue shares of preferred stock in one or more series without stockholder approval. The preferred stock may be issued quickly with terms that delay or prevent a change in control of the Company's business. In addition,
Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of its common stock.

Protections for PEI's preferred stockholders limit PEI's common stockholders' ability to control PEI and receive dividends - The Company has agreed to protections for the holders of the PEI preferred stock which limit the control over PEI by its common stockholders and the dividends payable to PEI's common stockholders. The holders of the PEI preferred stock are entitled to elect a majority of PEI's board of directors and to have one designee on the Company's board of directors, until:

        - less than 2,000,000 shares of the PEI preferred stock remain outstanding,

        - the Company makes an offer to purchase any and all outstanding shares of the PEI preferred stock at a cash price of $16.00 per share, and purchase all shares duly tendered and not withdrawn, or

        - the directors of PEI (1) issue any equity securities without unanimous approval of PEI's board or (2) fail to pay dividends on the PEI common stock in an amount equal to 100% of PEI's taxable income or the amount necessary to maintain PEI's status as a REIT, or in an amount equal to the excess, if any, of PEI's funds from operations, less preferred stock dividends, over $7.5 million.

The third point above is intended to protect the interests of the holders of the PEI preferred stock by creating an annual reserve of $7.5 million at the PEI level which will not be distributed to the Company or any other holder of PEI common stock. This reserve will limit the Company's ability and the ability of all other PEI common stockholders to receive cash distributions from PEI for so long as the PEI preferred stock is outstanding. The Company has agreed with PEI that the $7.5 million reserve may be used for the improvement and/or acquisition of properties, the repurchase of the PEI preferred stock or the reduction of PEI's debt.

Directors and executive officers own a large percentage of the Company's voting stock and could exert significant influence over matters requiring stockholder approval - As of December 31, 1999, the Company's executive officers and directors and their affiliates beneficially owned approximately 33% of its outstanding common stock. As a result, these stockholders will continue to significantly influence the Company's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of its assets. In addition, this significant ownership could discourage acquisition of the common stock by some potential investors and could have an anti-takeover effect.

The Board of Directors may make changes to the Company's policies without stockholder approval - The investment, financing, borrowing and distribution policies of the Company and its policies with respect to all other activities, growth, debt, capitalization, and operations, are determined by the Company's Board of Directors. Although it has no present intention to do so, the Board of Directors may amend or revise these policies at any time and from time to time at its discretion without a vote of the stockholders of the Company. A change in these policies could adversely affect the Company's financial condition and results of operations.

The loss of key personnel could harm the Company's business - Given the early stage of development of the Company's business, it depends to a large extent on the performance of its senior management team and other key employees for strategic business direction and real estate experience. If the Company lost the service of any members of its senior management or other key employees, it could materially harm its business. The Company has not obtained key-man life insurance for any of its senior management or other key employees.

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

At December 31, 1999, the Company had mortgage and other debts totaling $70.9 million in variable interest rates. If interest rates increased 100 basis points, the annual pre-tax effect of such increase to the Company's cash flows would be approximately $0.7 million, based on the outstanding balance at December 31, 1999. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

The table below presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages and notes payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at December 31, 1999 approximates fair value.


                                                                     Expected Maturity Date
                                                                 (dollar amounts in thousands)
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -------
                                2000         2001         2002         2003         2004        There-       Total       Fair
                                                                                                after                    Value
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -------
Notes receivable, including
notes from affiliates        $    3,480            -            -   $   27,133   $    5,518   $    1,051   $   30,222   $30,200
      Average interest rate       12.00%           -            -         9.99%       11.00%       10.00%       10.19%
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -------
Mortgages and notes payable  $   49,303   $    1,156   $      440   $      476   $   82,293   $    4,138   $   75,217   $75,200
      Average interest rate        9.95%        9.44%        8.10%        8.10%        8.75%        7.84%        8.66%
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed subsequently hereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    Financial Statements and Financial Statement Schedules:

                                                                                          Page
                                                                                          ----

               (1)    Report of Independent Accountants...................................F-1

               (2)    Financial Statements

                      (i)    Consolidated Balance Sheets December 31, 1999 and 1998.......F-2

                      (ii)   Consolidated Statements of Income Year Ended
                             December 31, 1999, Five Months Ended December 31,
                             1998 and the Period from inception (November 17,
                             1997) to July 31, 1998.......................................F-3

                      (iii)  Consolidated Statements of Changes In Stockholders'
                             Equity Year Ended December 31, 1999, Five Months
                             Ended December 31, 1998 and the Period from
                             inception (November 17, 1997) to July 31, 1998...............F-4

                      (iv)   Consolidated Statements of Cash Flows Year Ended
                             December 31, 1999, Five Months Ended December 31,
                             1998 and the Period from inception (November 17,
                             1997) to July 31, 1998 ......................................F-5

                      (v)    Notes to Consolidated Financial Statements...................F-6

               (3)    Financial Statement Schedules

                      (i)    Schedule II; Valuation and Qualifying Accounts Year
                             Ended December 31, 1999, Five Months Ended December
                             31, 1998 and the Period from inception (November
                             17, 1997) to July 31, 1998...................................F-19

                      (ii)   Schedule III; Real Estate and Accumulated
                             Depreciation; December 31, 1999 .............................F-20

               The separate financial statements of the Company's unconsolidated, significant subsidiary, PEI, are incorporated by reference to PEI's annual report filed on Form 10-K for the year ended December 31, 1999 (File No. 0-20449).

        (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

               A Current Report on Form 8-K dated November 15, 1999, was filed with the Commission regarding the sale of substantially all of the assets of Millennia Car Wash, LLC, to American Wash Services, Inc. ("AWS") pursuant to a Real Estate and Asset Purchase Agreement, dated March 23, 1999 (as amended), in consideration for 3,500,000 shares of common stock of the parent of AWS, Mace Security International, Inc. ("MACE"), a warrant to acquire an additional 62,500 shares of MACE common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia.

               A Current Report on Form 8-K dated November 12, 1999, was filed with the Commission regarding our exchange offer for the Price Enterprises, Inc. common stock whereby we acquired 12,154,289 shares, representing approximately 91.3% of the outstanding shares of the PEI common stock and approximately 77.5% of the PEI voting power.

                                  EXHIBIT INDEX


2.1   (1) Distribution Agreement, dated as of March 31, 1998, by and among
          Excel Realty Trust, Inc., Excel Legacy Corporation and ERT Development Corporation.

3.1 (2) Amended and Restated Certificate of Incorporation of Excel Legacy Corporation.

3.2   (2) Amended and Restated Bylaws of Excel Legacy Corporation.

4.1   (3) Form of Common Stock Certificate.

4.2 * Certificate of Designations of the Series B Preferred Stock of Excel Legacy Corporation.

4.3 (1) Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31, 1998, issued by Excel Legacy Corporation to BankBoston Capital Inc.

4.4 (1) Warrant to Purchase Shares of Series A Preferred Stock, dated as of March 31,1998, issued by Excel Legacy Corporation to Southeastern Asset Management, Inc.

4.5 (4) Indenture, dated as of November 5, 1999, between the Company and Norwest Bank Minnesota, National Association, for 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004, including form of Debenture and form of Pledge
          Agreement.

4.6 (4) Indenture, dated as of November 5, 1999, between the Company and Norwest Bank Minnesota, National Association, for 10.0% Senior Redeemable Secured Notes due 2004, including form of Note and form of Pledge Agreement.

10.1  (3) 1998 Stock Option Plan of Excel Legacy Corporation.

10.2 (1) Administrative Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.3 (1) Intercompany Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.4 (1) Tax Sharing Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.5 (1) Transitional Services Agreement, dated as of March 31, 1998, by and between Excel Realty Trust, Inc. and Excel Legacy Corporation.

10.6 (1) Purchase Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.

10.7 (1) Registration Rights Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.

10.8 (1) Form of Indemnity Agreement between Excel Legacy Corporation and its directors and executive officers.

10.09 (5) Operating Agreement dated as of October 9, 1998 of Grand Tusayan, LLC, a Delaware limited liability company, as amended.

10.10 (5) First Amended and Restated Operating Agreement dated as of July 27, 1998 of Millennia Car Wash, LLC, a Delaware limited liability company.

10.11 (5) First Amended and Restated Operating Agreement dated as of July 29, 1998 of Newport on the Levee, LLC, a Delaware limited liability company.

10.12 (6) Real Estate and Asset Purchase Agreement, dated March 23, 1999, by and among American Wash Services, Inc., Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, Inc.

10.13 (6) Amendment No. 1 to Real Estate and Asset Purchase Agreement, dated March 30, 1999, by and among American Wash Services, Inc., Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, Inc.

10.14 (7) Agreement, dated May 12, 1999, as amended, between the Company and the other individuals and entities listed on the signature pages thereto.

10.15 (7) Agreement, dated June 2, 1999, as amended, between the Company and Enterprises. 10.16 (9)Letter dated June 2, 1999 from Excel Legacy Corporation to Price Enterprises, Inc. regarding the status of Price Enterprises, Inc. as a REIT.

10.16 (8) Letter dated June 2, 1999 from Excel Legacy Corporation to Price Enterprises, Inc. regarding the status of Price Enterprises, Inc. as a REIT.

10.17 (4) Note Purchase Agreement, dated as of October 6, 1999, between the Company and The Sol and Helen Price Trust, including form of Secured Promissory Note and form of Pledge Agreement.

10.18 (9) Purchase and Sale Agreement and Escrow Instructions, dated as of August 2, 1999, by and between Excel Legacy Corporation and Wal Mart Real Estate Business Trust.

10.19 * Employment Contract, dated as of May 1, 1998, by and between Excel Legacy Corporation and Kelly D. Burt, an individual.

10.20 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Gary B. Sabin, an individual.

10.21 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Richard B. Muir, an individual.

10.22 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Graham R. Bullick, an individual.

10.23 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and S. Eric Ottesen, an individual.

10.24 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and John Visconsi, an individual.

10.25 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and James Y. Nakagawa, an individual.

10.26 * Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Mark T. Burton, an individual.

21.1   *  Subsidiaries of Excel Legacy Corporation.

23.1   *  Consent of PricewaterhouseCoopers, LLP.

23.2   *  Consent of Ernst & Young, LLP.

27.1   *  Financial Data Schedule.


-------------------------


 *    Filed herewith.

(1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on April 2, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-55715) filed with the Commission on June 1, 1998.

(3) Incorporated by reference to Amendment No. 1 to the Company's Registrant Statement on Form 10 (File No. 0-23503) filed with the Commission on February 10, 1998.

(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on November 12, 1999.

(5) Incorporated by reference to the Company's Annual Report filed on Form 10-K (File No. 0-23503) filed with the Commission on October 28, 1998.

(6) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on June 16, 1999.

(7) Incorporated by reference to Annexes A and B to the Offer to Exchange/ Prospectus dated October 6, 1999, filed as Exhibit (a) (1) to the Company's Tender Offer Statement on Schedule 14D-1 as filed with the Commission on October 6, 1999.

(8) Incorporated by reference to the Company's Registration Statement on Form S-4 (File no. 333-80339) filed with the Commission on June 9, 1999.

(9) Incorporated by reference to the Company's Current Report on form 8-K (File No. 0-23503) filed with the Commission on September 1, 1999.

                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EXCEL LEGACY CORPORATION


DATE: March 28, 2000                  By: /s/ Gary B. Sabin
                                          -----------------------------
                                          GARY B. SABIN
                                          President and Chief Executive Officer


DATE: March 28, 2000                  By: /s/ James Y. Nakagawa
                                          -----------------------------
                                          JAMES Y. NAKAGAWA
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary B. Sabin                                  March 28, 2000
---------------------------------------            -----------------------------
GARY B. SABIN, Director,                           Date
President, Chief Executive Officer
and Chairman of the Board


/s/ Richard B. Muir                                March 28, 2000
---------------------------------------            -----------------------------
RICHARD B. MUIR, Director,                         Date
Executive Vice President and Secretary


/s/ Kelly D. Burt                                  March 28, 2000
---------------------------------------            -----------------------------
KELLY D. BURT, Director and                        Date
Executive Vice President - Development


/s/ Jack McGrory                                   March 28, 2000
---------------------------------------            -----------------------------
JACK McGRORY, Director                             Date


/s/ Richard J. Nordlund                            March 28, 2000
---------------------------------------            -----------------------------
RICHARD J. NORDLUND, Director                      Date


/s/ Robert E. Parsons, Jr.                         March 28, 2000
---------------------------------------            -----------------------------
ROBERT E. PARSONS, JR., Director                   Date


/s/ Robert S. Talbott                              March 28, 2000
---------------------------------------            -----------------------------
ROBERT S. TALBOTT, Director                        Date

/s/ John H. Wilmot                                 March 28, 2000
---------------------------------------            -----------------------------
JOHN H. WILMOT, Director                           Date

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Excel Legacy Corporation


In our opinion, the consolidated financial statements listed in item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Excel Legacy Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the five months ended December 31, 1998 and the period from inception (November 17, 1997) to July 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in item 14(a) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                /s/  PricewaterhouseCoopers, LLP


San Diego, California
February 16, 2000

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------


                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1999             1998
                                                                     ---------       ---------
                           ASSETS
Real estate:
   Land                                                              $  27,099       $  54,915
   Buildings                                                            75,044         136,118
   Leasehold interest                                                    2,351           2,351
   Accumulated depreciation                                             (2,303)         (2,506)
                                                                     ---------       ---------
     Net real estate                                                   102,191         190,878

Cash                                                                     1,767           1,387
Accounts receivable, less allowance for bad debts of
   $55 and $34 in 1999 and 1998, respectively                              739             204
Notes receivable                                                        28,380          23,204
Investment in Price Enterprises, Inc. and Mace Securities, Inc.        134,648               -
Investment in partnerships                                              18,341          11,423
Other investments                                                        1,922               -
Interest receivable                                                      8,929           5,341
Pre-development costs                                                   16,783          13,569
Other assets                                                             7,938           9,087
Deferred tax asset                                                       6,515           6,203
                                                                     ---------       ---------
                                                                     $ 328,153       $ 261,296
                                                                     =========       =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                     $  70,661       $   4,450
   Convertible debentures                                               33,243               -
   Senior notes                                                         18,067               -
   Mortgages payable                                                    15,835          86,536
   Accounts payable and accrued liabilities                              9,188           2,604
   Other liabilities                                                       151             220
                                                                     ---------       ---------
   Total liabilities                                                   147,145          93,810

Commitments and contingencies                                                -               -

Minority interests                                                         969             846

Stockholders' equity:
   Series B Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 21,281,000 shares issued and outstanding                 213             213
   Common stock, $.01 par value, 150,000,000 shares authorized,
      36,835,921 and 33,457,804 shares issued and outstanding
      in 1999 and 1998, respectively                                       368             335
Additional paid-in capital                                             187,699         174,508
   Accumulated other comprehensive income, net of tax                      922               -
   Retained earnings                                                     1,679           2,456
Notes receivable from affiliates for common shares                     (10,842)        (10,872)
                                                                     ---------       ---------
               Total stockholders' equity                              180,039         166,640
                                                                     ---------       ---------
                                                                     $ 328,153       $ 261,298
                                                                     =========       =========


                  The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999,
                   THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
         THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------



                                                DEC. 31        DEC. 31,       JULY 31,
                                                  1999           1998           1998
                                                --------       --------       --------
Revenue:
   Rental                                       $  9,548       $  5,515       $  4,417
   Operating income                               11,426          7,670          1,732
   Interest income                                 3,937          1,573          1,996
   Partnership and other income                    1,006            252              -
                                                --------       --------       --------

      Total revenue                               25,917         15,010          8,145
                                                --------       --------       --------

Operating expenses:
   Interest                                        7,997          2,645          1,518
   Depreciation and amortization                   3,220          1,918          1,057
   Property operating expenses                     1,816          1,646            915
   Other operating expenses                        6,305          4,904            879
   General and administrative                      6,098          2,641            898
                                                --------       --------       --------

      Total operating expenses                    25,436         13,754          5,267
                                                --------       --------       --------

Net operating income                                 481          1,256          2,878

Net gain from real estate sales                    5,147              -              -
Impairment in investment                          (6,012)             -              -
Write-off of development costs                      (900)             -              -
                                                --------       --------       --------

(Loss)income before income taxes                  (1,284)         1,256          2,878

Benefit (provision) for income taxes                 507           (535)        (1,143)
                                                --------       --------       --------

Net (loss) income                               $   (777)      $    721       $  1,735
                                                ========       ========       ========

Basic net (loss) income per common share        $  (0.02)      $   0.02       $   0.11
                                                ========       ========       ========

Diluted net (loss) income per common share      $  (0.02)      $   0.01       $   0.07
                                                ========       ========       ========

                  The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999,
                   THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
         THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998

                                                                                                              ACCUMULATED
                                                                                               ADDITIONAL         OTHER
                                             PREFERRED STOCK              COMMON STOCK           PAID-IN      COMPREHENSIVE
                                        NUMBER           AMOUNT     NUMBER           AMOUNT      CAPITAL          INCOME
                                       ----------       --------   --------          -------     -------          ------
Balance at inception                         $-               -                          $-            $-             $-
Issuance of preferred stock            21,281,000           213             -             -       106,192              -
Issuance of common stock                        -             -    33,457,804           335        70,831              -
Issuance of notes receivable
 from officers for common shares                -             -             -             -             -              -
Issuance costs                                  -             -             -             -        (2,515)             -
Net income                                      -             -             -             -             -              -
                                       ----------    ----------    ----------    -----------   ----------     ----------
Balance at July 31, 1998               21,281,000           213    33,457,804           335       174,508              -

Net income                                      -             -             -             -             -              -
                                       ----------    ----------    ----------    -----------   ----------     ----------
Balance at December 31, 1998           21,281,000           213    33,457,804           335       174,508              -

Issuance of common stock                        -             -     3,378,117            33        13,479              -
Issuance costs                                  -             -             -             -          (288)             -
Repayment of loans                              -             -             -             -             -              -
Comprehensive income:
  Net loss                                      -             -             -             -             -              -
  Unrealized gain on marketable
             securities, net of tax             -             -             -             -             -            922
Total comprehensive income                      -             -             -             -             -              -
                                       ----------    ----------    ----------    -----------   ----------     ----------
Balance at December 31, 1999           21,281,000    $      213    36,835,921    $      368    $  187,699     $      922
                                       ==========    ==========    ==========    ===========   ==========     ==========



                                         RETAINED         NOTES     STOCKHOLDERS'
                                         EARNINGS      RECEIVABLE       EQUITY
                                         --------      ----------   -------------
Balance at inception                           $-             $-             $-
Issuance of preferred stock                     -              -        106,405
Issuance of common stock                        -              -         71,166
Issuance of notes receivable
 from officers for common shares                -        (10,872)       (10,872)
Issuance costs                                  -              -         (2,515)
Net income                                  1,735              -          1,735
                                       ----------     ----------     ----------
Balance at July 31, 1998                    1,735        (10,872)       165,919

Net income                                    721              -            721
                                       ----------     ----------     ----------
Balance at December 31, 1998                2,456        (10,872)       166,640

Issuance of common stock                        -              -         13,512
Issuance costs                                  -              -           (288)
Repayment of loans                              -             30             30
Comprehensive income:
  Net loss                                   (777)             -              -
  Unrealized gain on marketable
             securities, net of tax             -              -              -
Total comprehensive income                      -              -            145
                                       ----------     ----------     ----------
Balance at December 31, 1999           $    1,679     $  (10,842)    $  180,039
                                       ==========     ==========     ==========


                  The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999,
                   THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
         THE PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998
                                 (IN THOUSANDS)
                                   ----------



                                                                 DEC. 31,      DEC.  31,     JULY. 31,
                                                                   1999          1998          1998
                                                                 ---------     ---------     ---------
Cash flows from operating activities:
  Net (loss) income                                              $    (777)    $     721     $   1,735
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                 3,220         1,918         1,057
       Net gain from real estate sales                              (5,147)            -             -
       Write-off of real estate related costs                        6,912             -             -
       Provision for bad debts                                          97            20            16
     Change in accounts receivable and other assets                (10,472)       (2,215)       (6,350)
     Change in accounts payable and other liabilities                6,246        (4,489)        6,927
                                                                 ---------     ---------     ---------
             Net cash provided (used) by operating activities           79        (4,045)        3,385
                                                                 ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from real estate sales                                   63,031             -             -
  Real estate acquired and construction costs paid                 (21,287)       (1,489)      (98,951)
  Investment in partnerships                                       (10,828)         (285)      (11,138)
  Acquisition of Price Enterprises, Inc., cash portion             (33,643)            -             -
  Pre-development costs paid                                        (5,755)       (6,907)       (6,662)
                                                                 ---------     ---------     ---------
             Net cash used in investing activities                  (8,482)       (8,681)     (116,751)
                                                                 ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                              -             -       106,405
  Proceeds from issuance of common stock                            13,512             -        11,104
  Issuance costs paid                                                 (288)            -        (2,515)
  Principal payments of mortgages and notes                        (43,305)       (1,378)      (72,504)
  Borrowings from issuance of notes                                 38,864         4,000        82,367
                                                                 ---------     ---------     ---------
             Net cash provided by financing activities               8,783         2,622       124,857
                                                                 ---------     ---------     ---------
             Net increase (decrease) in cash                           380       (10,104)       11,491
Cash at the beginning of the period                                  1,387        11,491             -
                                                                 ---------     ---------     ---------
Cash at the end of the period                                    $   1,767     $   1,387     $  11,491
                                                                 =========     =========     =========


                  The accompanying notes are an integral part
                          of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION

     Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland real estate investment trust ("REIT"), now known as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off").

     In connection with the Spin-off, certain real properties, notes receivable and related assets and liabilities were transferred to the Company from Excel (Note 2). Upon completion of the Spin-off, the Company ceased to be a wholly-owned subsidiary of Excel and began operating as an independent public real estate operating company.

     CHANGE IN FISCAL YEAR

     As of December 11, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a five month transition period ending on December 31, 1998. The Company's previous fiscal year-end was July 31.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc. ("PEI")(Note 3) under the equity method of accounting because the holders of the PEI preferred stock have the right to elect a majority of the PEI board of directors. All other investments are accounted for using the cost method of accounting.

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

     The Company assesses its properties, including its investments in joint ventures, individually for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Recoverability of property to be held and used is measured by comparing the carrying amount of the property to future undiscounted net cash flows expected to be generated by the property. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the property is considered to be impaired. If the property is impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PRE-DEVELOPMENT COSTS

     Pre-development costs that are directly related to specific construction projects are capitalized as incurred. The Company expenses these costs to the extent they are unrecoverable or when it is determined that the related project will not be pursued.

     MANAGEMENT CONTRACTS

     Management contracts are recorded at cost and amortized over a period of seven years.

     INCOME TAXES

     The Company provides for income taxes under the liability method. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to carryforwards and to temporary differences between the tax and financial reporting basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on enacted tax laws and rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     DEFERRED LEASING AND LOAN ACQUISITION COSTS

     Costs incurred in obtaining tenant leases and long-term financing are amortized to other property expense and interest expense, respectively, on the effective interest method over the terms of the related leases or debt agreements.

     REVENUE RECOGNITION

     Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional contingent rental revenue based upon the level of sales achieved by the lessee. Contingent rental revenue is recognized when earned.

     COMPREHENSIVE INCOME

     In 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and unrealized gains on investments.

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

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements at December 31, 1998 and for the periods ended December 31, 1998 and July 31, 1998, to conform with the current period's presentation.

2.   SPIN-OFF:

     On March 31, 1998, Excel transferred certain real estate assets to the Company in exchange for 23,412,580 common shares of the Company, assumption of mortgage debt by the Company, and issuance of a note payable to Excel from the Company which was subsequently repaid. The Spin-off took place through a dividend distribution to Excel's common stockholders of all the Company's common stock (23,412,580 shares) held by Excel. The distribution consisted of one share of the Company's common stock for each share of Excel's common stock held on the record date of March 2, 1998. The fair value of the distribution was approximately $56.0 million or $2.39 per share. While the Company recorded the acquisition of assets and liabilities at fair value for tax purposes, the Company recorded the assets and liabilities at Excel's historical cost basis for financial reporting purposes in accordance with accounting standards for distributions of non-monetary assets to owners in a spin-off. The tax effect of the difference between the tax and financial reporting basis was $6.5 million and recorded as a deferred tax asset.

3.   PRICE ENTERPRISES, INC.

     In November 1999, the Company completed an exchange offer for the common shares of PEI, a Maryland corporation, which is operated as a real estate investment trust. The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004 (Note 7). Approximately, 12,154,000 shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. The investment of $112.3 million is classified as investment in securities on the consolidated balance sheet. Legacy's equity in the earnings of PEI ($163,000 after the accrual of preferred dividends) is included in partnership and other income in the accompanying Consolidated Statements of Income (Loss). Below is summarized financial information as of December 31, 1999 and the period from November 12, 1999 to December 31, 1999 for PEI (in thousands):

BALANCE SHEET

Real estate, net of
   accumulated depreciation                       $ 550,869
Other assets                                         11,689
                                                  ---------
  Total assets                                    $ 562,558
                                                  =========
Notes and mortgage payable                        $  97,241
Accounts payable and other liabilities                4,057
8 3/4% Series A Preferred Stock                     353,404
Other stockholders' equity                          107,856
                                                  ---------
  Total liabilities and stockholders' equity      $ 562,558
                                                  =========



INCOME STATEMENT

Operating revenue                                 $   9,274
Operating expenses                                   (2,375)
General and administrative                             (268)
Interest expense                                       (848)
Depreciation and amortization                        (1,086)
                                                  ---------
    Net Income                                        4,697
    Preferred dividends                                   -
                                                  ---------
  Net income available for
    common shares                                 $   4,697
                                                  =========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


3.   PRICE ENTERPRISES, INC., CONTINUED,

     The following unaudited pro forma information for the twelve months ended December 31, 1999 and 1998, has been presented as if Excel Legacy Corporation acquired approximately 91% of the common shares of PEI on January 1, 1999 and 1998 respectively. The unaudited pro forma information makes certain assumptions regarding capital sources and interest rates and the pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred on January 1, 1999 and 1998, respectively, (in thousands):

                                                  Twelve Months Ended December 31,
                                   -------------------------------------------------------------------
                                   1999 (actual)   1999 (pro forma)  1998 (actual)    1998 (pro forma)
                                   -------------   ----------------  -------------    ----------------
Total revenue                        $ 25,917         $ 27,767         $ 23,155         $ 24,326
Operating expenses                    (17,439)         (17,439)         (14,858)         (14,858)
Interest expense                       (7,997)         (14,710)          (4,163)         (10,876)
Real estate sales/
  impairment                           (1,765)          (1,765)               -                -
Income taxes                              507            1,678           (1,678)               -
                                     --------         --------         --------         --------
Net (loss) income                    $   (777)        $ (4,469)        $  2,456         $ (1,408)
                                     ========         ========         ========         ========
Net (loss) income per share -
 Basic                               $  (0.02)        $  (0.13)        $   0.10         $  (0.06)
                                     ========         ========         ========         ========
 Diluted                             $  (0.02)        $  (0.13)        $   0.06         $  (0.06)
                                     ========         ========         ========         ========

4.   MILLENNIA:

     The Company has an investment in a joint venture known as Millennia Car Wash, LLC ("Millennia") which owned interests in 19 car wash properties in Arizona and Texas. In October 1999, Millennia exchanged its assets in exchange for approximately 3.5 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MACE"). In connection with the agreement, Millennia had assigned the operations of its car wash properties to MACE effective April 1, 1999. As such, the Company has not reported operations of Millennia since that date. Millennia, however, had retained ownership of the car wash properties until October 1999. As part of the agreement, the Company acquired 250,000 common shares of MACE through a private placement at $2 per share and 250,000 common shares of US Plastic Lumber Corporation ("USPL") at $4 per share. One of the Company's senior officers is a director on the MACE board of directors.

     In conjunction with the sale of assets for MACE common shares, the Company recognized a $2.1 million gain on the exchange based upon the market value of the common shares on the date of the exchange, discounted for sale restrictions. The Company accounts for Millennia's investment in MACE under the equity method of accounting and owns approximately 19% of MACE at December 31, 1999. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

         INVESTMENT IN USPL (IN THOUSANDS):     DECEMBER 31, 1999
         ----------------------------------     -----------------
           Cost                                      $ 1,000
           Unrealized gain                               922
                                                     -------
           Fair value                                $ 1,922
                                                      ======

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.   REAL ESTATE:

     In addition to the Millennia transaction (Note 4) in 1999, the Company sold a property located in Highlands Ranch, Colorado for approximately $25.4 million, eight properties in various locations leased to Wal-mart for approximately $34.9 million, and a land parcel in Rancho Bernardo, California for approximately $2.9 million. The combined book value of these assets was $66.3 million. Mortgage debt of $41.2 million was retired in conjunction with the sales. The sales resulted in a net book gain of $3.1 million. The Company also contributed a property located in Westminster, Colorado to a partnership for a 50% interest. The property had book value of approximately $24.9 million and mortgage debt of $18.5 million and is part of a development project.

     In the five months ended December 31, 1998, Millennia acquired nine car wash properties for approximately $15.2 million. The acquisition was made through the assumption of various notes payable.

     In 1999, the Company incurred a charge of $6.0 million related to an impairment in a minority investment in a development project in Indianapolis, Indiana which has been delayed due to a lack of funding. Additionally, the Company wrote-off $0.9 million in non-recurring costs related to a development project in Scottsdale, Arizona.

     In 2000, the Company sold three properties to PEI for approximately $24.4 million. Mortgage debt of approximately $14.3 million was transferred as part of the sales.

6.   NOTES RECEIVABLE:

     The Company had $28.4 million in notes receivable outstanding at December 31, 1999 related to various development projects. The notes bear interest at 10% to 12% and are collateralized by the related projects. The notes mature on various dates between 2000 and the earlier of the sale of the related projects or 2003 to 2004.

7.   NOTES AND MORTGAGES PAYABLE:

     NOTES PAYABLE

     The Company had $70.6 million in notes payable outstanding at December 31, 1999. Of this amount, $32.1 million was outstanding on the Company's revolving credit facility of $35.0 million (the "Credit Facility). The Credit Facility is collateralized by various properties and carries an interest rate of LIBOR plus 3.75% (10.25% at December 31, 1999). The Credit Facility expires in June 2000.

     To facilitate the PEI exchange offer (Note 3), The Sol and Helen Price Trust loaned the Company $27.4 million. This note bears an interest rate of LIBOR plus 1.50% (8.0% at December 31, 1999) and is due in November 2004. The note is collateralized by the Company's PEI common shares. An additional $2.6 million is available under the note to facilitate the purchase of the additional common shares of PEI not already tendered.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.   NOTES AND MORTGAGES PAYABLE, CONTINUED:

     The Company has two $5.0 million notes outstanding at December 31, 1999. One note bears interest at prime plus 2% (10.5% at December 31, 1999) and matures October 2000. This note is collateralized by second trust deeds on two of the Company's investments. The other note is unsecured and bears interest at 10.50% and was repaid in February 2000 with proceeds from asset sales and return of capital from a development investment. The Company has an additional $1.1 million outstanding in various notes payable.

     CONVERTIBLE DEBENTURES

     In conjunction with the PEI exchange offer, the Company issued $33.4 million in convertible debentures ("Debentures"). The Debentures are traded on the American Stock Exchange, bear an interest rate of 9% per annum and are collateralized by a first priority security interest in certain of the Company's PEI common shares. The holders of the Debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any Debentures into the Company's common stock at the conversion price of $5.50 per share. The Debentures mature in November 2004.

     SENIOR NOTES

     In conjunction with the PEI exchange offer, the Company issued $18.1 million in senior notes ("Senior Notes"). The Senior Notes are traded on the American Stock Exchange, bear an interest rate of 10% per annum and, along with the Debentures, are collateralized by a first priority security interest in certain of the Company's PEI common shares. The Senior Notes rank equal to future senior indebtedness of the Company and senior to the Debentures. The Senior Notes mature in November 2004.

     MORTGAGES PAYABLE

     The Company had $15.8 million in mortgages payable outstanding at December 31, 1999. Of this amount, $14.3 million was transferred to PEI in conjunction with property sales in February 2000 (Note 5). The mortgage debt has an average maturity of 5.48 years expiring at various dates to 2014. The monthly payment of principal and interest approximates $128,000 bearing an average interest rate of 8.2% at December 31, 1999. The mortgage debt is collateralized by real estate. In addition to the mortgages payable, the Company had guaranteed approximately $8.8 million of debt at December 31, 1999 related to development projects. The total amount of potential guarantees at December 31, 1999 was approximately $16.2 million.

     The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):


          YEAR ENDED
         DECEMBER 31,
         ------------
             2000                           $  49,303
             2001                               1,156
             2002                                 440
             2003                                 476
             2004                              82,293
             Thereafter                         4,138
                                            ---------
                                            $ 137,806
                                            =========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


8.   INCOME TAXES:

     At December 31, 1999, the Company had a net deferred tax asset of $6.5 million. The deferred tax asset primarily relates to the difference between the tax basis and cost basis of the real estate assets acquired from Excel in connection with the Spin-off (Note 2). Additionally, $1.4 million relates to an impairment in the Company's investment in a development project (Note 5). The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company expects future taxable income. The provision for income taxes consisted of the following (in thousands):

                                                            FEDERAL         STATE
                                                            -------         -----
         YEAR ENDED DECEMBER 31, 1999:
             Current (benefit) payable                       $  (743)      $     25
             Deferred tax expense (benefit)                      221            (10)
                                                              ------         ------
             Provision for income taxes                      $  (522)      $     15
                                                              ======         ======

         FIVE MONTHS ENDED DECEMBER 31, 1998:
             Current payable                                  $  312        $   107
             Deferred tax expense                                 82             34
                                                              ------        -------
             Provision for income taxes                       $  394        $   141
                                                               =====         ======

         PERIOD FROM INCEPTION TO JULY 31, 1998:
             Current payable                                  $  727        $   207
             Deferred tax expense                                163             46
                                                               -----         ------
             Provision for income taxes                       $  890         $  253
                                                               =====           ====


     The significant components of activities that gave rise to deferred tax assets and liabilities included on the balance sheet were as follows (in thousands):

                                                              1999             1998
                                                              ----             ----
         Assets acquired from the Spin-off                 $ 4,487          $ 6,383
         Impairment of investment                            2,395               -
         Other                                                (367)            (180)
                                                            ------          -------
         Net deferred tax assets                            $6,515          $ 6,203
                                                            ======          =======

     A reconciliation of the company's effective tax rate to the statutory U.S. federal tax rate for the year ended December 31, 1999, the five months ended December 31, 1998 and the period from inception to December 31, 1998 is as follows:

                                                  1999           1998          1997
                                                  ----           ----          ----
         Statutory rate                             34%            34%           34%
         State and local                             6%             8%            6%
                                                  -----           ----         -----
             Effective rate                         40%            42%           40%
                                                   ====           ====          ====

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.   CAPITAL STOCK:

     PRIVATE PLACEMENT

     In October 1999, the Company sold 3,378,117 shares of common stock to a group of investors. Proceeds of approximately $13.5 million were used for general corporate purposes, to fund certain development costs and to repay outstanding amounts on the Company's credit facility.

     SERIES B PREFERRED SHARES

     At December 31, 1999, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company.

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

     OPTIONS

     The Company adopted the 1998 Stock Option Plan (the "Option Plan") for directors, executive officers and other key employees of the Company. The aggregate number of shares issuable upon exercise of options under the Option Plan may not exceed 5,250,380 shares and are exercisable for 10 years from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value of the stock on the date of grant. Stock option and warrant activity are summarized as follows:

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



9.   CAPITAL STOCK:, CONTINUED:

                                                                   WEIGHTED AVERAGE
                                                     OPTIONS/       EXERCISE PRICE
                                                     WARRANTS          PER SHARE
                                                     ---------         ---------
Outstanding at inception (November 17, 1997)                 -         $   -
Granted                                              3,850,000         $7.50
                                                     ---------
Outstanding at July 31, 1998                         3,850,000         $7.50

Granted                                                 40,000         $2.92
                                                     ---------
Outstanding at December 31, 1998                     3,890,000         $7.45

Granted                                              1,363,000         $5.06
Cancelled                                             (950,000)        $7.50
                                                     ---------
Outstanding December 31, 1999                        4,303,000         $6.68
                                                     =========


     The 3,850,000 options granted in the period ended July 31, 1998 consisted of 1,925,000 options at an exercise price of $10.00 and 1,925,000 options at an exercise price of $5.00. Of these options, 475,000 options at an exercise price of $10.00 and 475,000 options at an exercise price of $5.00 were cancelled in 1999. The cancelled options related to employees no longer with the Company. All other options were granted at fair market value. The options vest over five years and expire at various dates through December 2009. All of the options were issued to directors, officers or employees of the Company. At December 31, 1999, options of 947,380 were available for granting under the Option Plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation costs have been recognized by the Company. Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss in the year ended December 31, 1999 would have been increased by $3,225,000 from $777,000 ($0.02 per share - basic, and $0.01 per share -diluted) to a net loss of $3,970,000 ($0.12 per share - basic, and $0.07 per share -diluted). For the five months ended December 31, 1998, the net income would have been decreased by $50,000 from $721,000 ($0.02 per share - basic, and $0.01 per share -diluted) to $671,000 ($0.02 per share - basic, and $0.01 per share - diluted). For the period from inception (November 17, 1997) to July 31, 1998, net income reduced by $5,705,000 from $1,735,000 ($0.11 per share - basic, and $0.07 per share diluted) to a net loss of $3,970,000 ($0.25 per share - basic, and $0.15 per share - diluted).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 1999, the five months ended December 31, 1998, and the period from inception to July 31, 1998, respectively: expected volatility of 37.02%, 37.02%, and 36.56%; risk-free interest rate of 5.76%, 5.76% and 5.56%; expected life of 6 years (for all periods); and dividend yield of 0.00% (for all periods).

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.   CAPITAL STOCK, CONTINUED:

     EARNINGS PER SHARE (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided for the year ended December 31, 1999, the five months ended December 31, 1998, and the period from inception to July 31, 1998, follows (in thousands, except per share amounts).

                                                       DEC. 31         DEC. 31       JULY 31,
                                                         1999           1998          1998
                                                       --------       --------      --------
BASIC EPS

  NUMERATOR:
    Net income (loss)                                  $   (777)      $    721      $  1,735
                                                       ========       ========      ========
  DENOMINATOR:
    Weighted average of common shares outstanding        33,985         33,458        15,842
                                                       ========       ========      ========
  EARNINGS (LOSS) PER SHARE:                           $  (0.02)      $   0.02      $   0.11
                                                       ========       ========      ========
DILUTED EPS
  NUMERATOR:
    Net income (loss)                                  $   (777)      $    721      $  1,735
                                                       ========       ========      ========
  DENOMINATOR:
    Weighted average of common shares outstanding        33,985         33,458        15,842
    Effect of diluted securities:
      Preferred B Shares                                 21,281         21,281        10,142
      Common stock options                                    4             29             -
    Deduct diluted securities for net loss              (21,285)             -             -
                                                       ========       ========      ========
                                                         33,985         54,768        25,984
                                                       ========       ========      ========
  EARNINGS (LOSS) PER SHARE:                           $  (0.02)      $   0.01      $   0.07
                                                       ========       ========      ========


10.  FINANCIAL INSTRUMENTS AND CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. From time to time, the Company's cash balances with any one institution may exceed Federal Deposit Insurance limits. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1999 and 1998. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheets at December 31, 1999 and 1998 approximates the fair values for cash, accounts receivable and payable, notes receivable, mortgage debt and notes payable, and that the market value of its real estate held for sale exceeds the carrying value.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


 11. STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amounts paid for interest during the year ended December 31, 1999, the five months ended December 31, 1998 and the period from inception to July 31, 1998 were $5.6 million, $2.2 million, and $1.6 million, respectively.

     In 1999, the Company's subsidiary, Millennia, exchanged $37.4 million of assets and $15.1 million of debt in exchange for securities (Note 4). Also in 1999, the Company assumed $78.9 million of debt related to the tender offer of PEI common shares (Note 3). Additionally, the Company assumed $6.4 million in mortgage debt related to the construction of an office building. Finally, the Company contributed $24.9 million in real estate with mortgage debt of $18.5 million to a partnership for development.

     In the five months ended December 31, 1998, Millennia assumed $15.2 million of debt in conjunction with the acquisition of nine car wash properties. In the period from inception to July 31, 1998, the Spin-off occurred (Note 2) and common shares were issued to certain officers of the Company in exchange for cash and $10.9 million in notes receivable. Also, the Company issued 850,000 shares of common stock in connection with the acquisition of a real estate management company. The market value of the shares was approximately $3.4 million. Finally, the Company borrowed $35.5 million in mortgages payable in connection with the construction of the AMC theaters.

12.  SEGMENT REPORTING:

     The Company's primary business segment is retail real estate investments. Other reportable business segments of the Company include hospitality, operating companies, and office buildings. Below is selected financial information for each segment (in thousands). The operating companies segment primarily relates to Millennia in the periods presented. Certain revenues and expenses such as general and administrative not specifically incurred by specific segments, and corporate income taxes have been grouped with "retail & other" for presentation purposes.


                                     RETAIL &                          OPERATING
                                      OTHER           HOSPITALITY      COMPANIES           OFFICE           TOTAL
                                     ---------         ---------        ---------         ---------        ---------
The year ended December 31, 1999:

Total revenues                       $  14,352         $   5,145        $   4,317         $   2,103        $  25,917
                                     ---------         ---------        ---------         ---------        ---------
Interest                                 7,403                 -              419               175            7,997
Depreciation and amortization            2,142               623              327               128            3,220
General and administrative               4,082                 -            2,016                 -            6,098
Operating expenses                       1,421             4,496            1,809               395            8,121
                                     ---------         ---------        ---------         ---------        ---------
Total operating expenses                15,048             5,119            4,571               698           25,436
                                     ---------         ---------        ---------         ---------        ---------
Net operating income/loss                 (696)               26             (254)            1,405              481
  Real estate sales/other               (3,827)                -            2,062                 -           (1,765)
  Provision for income taxes               507                 -                -                 -              507
                                     ---------         ---------        ---------         ---------        ---------
Net (loss) income                    $  (4,016)        $      26        $   1,808         $   1,405        $    (777)
                                     =========         =========        =========         =========        =========
Total assets                         $ 257,161         $  20,959        $  24,242         $  25,791        $ 328,153
                                     =========         =========        =========         =========        =========

                                     RETAIL &                          OPERATING
                                      OTHER           HOSPITALITY      COMPANIES           OFFICE           TOTAL
                                     ---------         ---------        ---------         ---------        ---------

The five months ended December 31, 1998:

Total revenues                       $   6,327         $     833         $   6,593        $   1,257        $  15,010
                                     ---------         ---------         ---------        ---------        ---------
Interest                                 2,212                 -               348               85            2,645
Depreciation and amortization            1,138               260               466               54            1,918
General and administrative                 936                 -             1,705                -            2,641
Operating expenses                       1,641               911             3,998                -            6,550
                                     ---------         ---------         ---------        ---------        ---------
Total operating expenses                 5,927             1,171             6,517              139           13,754
                                     ---------         ---------         ---------        ---------        ---------
Net operating income (loss)                400              (338)               76            1,118            1,256
  Provision for income taxes              (535)                -                 -                -             (535)
                                     ---------         ---------         ---------        ---------        ---------
Net (loss) income                    $    (135)        $    (338)        $      76        $   1,118        $     721
                                     =========         =========         =========        =========        =========
Total assets                         $ 195,174         $  16,920         $  35,583        $  13,619        $ 261,296
                                     =========         =========         =========        =========        =========

The period from inception (November 17, 1997) to July 31, 1998:

Total revenues                       $   6,339         $      94         $   1,178        $     534        $   8,145
                                     ---------         ---------         ---------        ---------        ---------
Interest                                 1,449                 -                 -               69            1,518
Depreciation and amortization              891                37                85               44            1,057
General and administrative                 610                 -               288                -              898
Operating expenses                         809               114               747              124            1,794
                                     ---------         ---------         ---------        ---------        ---------
Total operating expenses                 3,759               151             1,120              237            5,267
                                     ---------         ---------         ---------        ---------        ---------
Net operating income (loss)              2,580               (57)               58              297            2,878
  Provision for income taxes            (1,143)                -                 -                -           (1,143)
                                     ---------         ---------         ---------        ---------        ---------
Net income (loss)                    $   1,437         $     (57)        $      58        $     297        $   1,735
                                     =========         =========         =========        =========        =========
Total assets                         $ 203,223         $  15,074         $  20,220        $   8,399        $ 246,916
                                     =========         =========         =========        =========        =========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


13.  RELATED PARTY TRANSACTIONS:

     In connection with the sale of common stock to certain affiliates in March 1998, the Company issued $10.9 million of notes receivable of which $10.8 is outstanding at December 31, 1999. The notes bear interest at 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at December 31, 1999 from these notes totaled $1.4 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets. In January 2000, the notes were decreased by $1.1 million for salary and bonuses not paid in cash to certain senior officers in 1999. This amount was included as a general and administrative expense in 1999.

14.  RETIREMENT PLAN:

     The Company has a 401(k) Retirement Plan (the "401(k) Plan") covering most of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participants contribution in Company stock (up to a maximum of 3% of such person's compensation). For the year ended December 31, 1999, the five months ended December 31, 1998, and the period from inception (November 17, 1997) to July 31, 1998, the Company incurred costs of $87,000, $15,000, and $0, respectively, in connection with the 401(k) Plan.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data is as follows (in thousands except per share amounts):

                                                                                   NET INCOME    NET INCOME
                                                                                   (LOSS) PER    (LOSS) PER
                                                          TOTAL      NET INCOME      SHARE -       SHARE -
                                                         REVENUES      (LOSS)        BASIC         DILUTED
                                                         --------    ----------    ----------    -----------
           For the year ended
             December 31, 1999:
                      Quarter ended March 31,            $ 9,217      $   174       $0.01          $0.00
                      Quarter ended June 30,               6,216          512        0.02           0.01
                      Quarter ended September 30,          5,426          335        0.01           0.01
                      Quarter ended December 31,           5,058       (1,798)      (0.05)         (0.05)

           For the five months ended
             December 31, 1998:
                      Quarter ended October 31,          $ 8,946      $   585       $0.02          $0.01
                      Two months ended December 31,        6,064          136        0.00           0.00

           For the period from inception
             to July 31, 1998:
                      Quarter ended April 30,            $ 1,343      $   363       $0.03          $0.02
                      Quarter ended July 31,               6,802        1,372        0.04           0.03

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  -------------


                                                             ADDITIONS   DEDUCTIONS
                                                            ----------   ----------
                                                                         ACCOUNTS
                                               BALANCE AT   CHARGED TO   RECEIVABLE   BALANCE AT
                                                BEGINNING    BAD DEBT     WRITTEN       END OF
     DESCRIPTION                                 OF YEAR     EXPENSE        OFF          YEAR
     -----------                               ----------   ---------    ----------   ----------
Allowance for bad debts:

Year ended December 31, 1999                   $       34       $97      $     (76)     $55
                                               ==========   =========    ==========   ==========
Five months ended December 31, 1998            $       14       $20      $       -      $34
                                               ==========   =========    ==========   ==========
Period from inception (November 17, 1997)
  to July 31, 1998                              $       -       $16      $       2      $14
                                               ==========   =========    ==========   ==========

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                ----------------

                                                                  NET COST
                                                             CAPITALIZED (SOLD)
                                                               SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                     INITIAL COST               ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                ------------------------    --------------------   -------------------------------------
                                           BUILDINGS AND           BUILDINGS AND               BUILDINGS AND
DESCRIPTION    ENCUMBRANCES     LAND        IMPROVEMENTS    LAND   IMPROVEMENTS    LAND        IMPROVEMENTS     TOTAL(a)
-----------    ------------     ----       -------------    ----   -------------   ----        -------------    --------
Scottsdale
  Galleria
Scottsdale, AZ     $   (1)      $ 1,756       $13,077       $ --       $  161       $ 1,755       $13,238        $ 14,990

Scottsdale City
  Centre
Scottsdale, AZ       2,119        2,760         5,126         --           24         2,760         5,150           7,910

Scottsdale
  Towers Land
Scottsdale, AZ         (1)        3,971            --         --           --         3,971            --           3,971

Brio Restaurant
Scottsdale, AZ          --          563         1,046         --           --           563         1,046           1,609

Grand Hotel
Tusayan, AZ            (1)(2)        --        11,898         --           --            --        11,698          11,898

Desert Fashion
  Plaza
Palm Springs, CA       (1)        3,816         9,772         --        1,725         3,816        11,497          15,313

4-S Ranch Land
Rancho Bernardo, CA    (1)        4,072            --         --           --         4,072             0           4,072

Excel Centre
Rancho Bernardo,
  CA(4)              6,353        1,812         9,307         --           --         1,812         9,307          11,119

Land
Telluride, CO           --          752            --         --           --           752            --             752

Land
Yosemite, CA            --          600            --         --           --           600            --             600

Lowes Building
Terre Haute, IN      3,611        1,855         3,037         --           --         1,855         3,037           4,692

Newport on the
  Levee
Newport, KY(4)          --           --        16,225         --           --            --        16,225          16,225

Lowe's Building
Middletown, OH       3,751        2,187         3,646         --           --         2,187         3,646           5,633

Land
Farmington, UT(3)       --        2,956             0         --           --         2,956             0           2,956
                   -------      -------       -------       ----       ------       -------       -------        --------
                   $15,834      $27,099       $73,134       $ --       $1,910       $27,099       $75,044        $102,143
                   =======      =======       =======       ====       ======       =======       =======        ========



                                                                           LIFE ON WHICH
                                                                          DEPRECIATION IN
                                                                           LATEST INCOME
                    ACCUMULATED             DATE OF           DATE           STATEMENTS
                   DEPRECIATION(b)       CONSTRUCTION       ACQUIRED        IS COMPUTED
                   ---------------       ------------       --------     -----------------

Scottsdale
  Galleria
Scottsdale, AZ         $  586                (3)               1998           40 years

Scottsdale City
  Centre
Scottsdale, AZ            230               1982               1998           40 years

Scottsdale
  Towers Land
Scottsdale, AZ             --                 --               1998                 --

Brio Restaurant
Scottsdale, AZ             47               1975               1998           40 years

Grand Hotel
Tusayan, AZ               744               1998               1998           40 years

Desert Fashion
  Plaza
Palm Springs, CA          397               1967               1998           40 years

4-S Ranch Land
Rancho Bernardo, CA        --                (3)               1998                 --

Excel Centre
Rancho Bernardo,
  CA(4)                    --                 --               1998                 --

Land
Telluride, CO              --                 --               1998                 --

Land
Yosemite, CA               --                 --               1998                 --

Lowes Building
Terre Haute, IN           136               1993               1998           40 years

Newport on the
  Levee
Newport, KY(4)             --               1993               1998           40 years

Lowe's Building
Middletown, OH            163               1993               1998           40 years

Land
Farmington, UT(3)          --               1993               1998           40 years
                       ------
                       $2,303
                       ======

(1) These properties are collateralized by the Company $35 million credit facility.

(2) This property is on a land lease with a cost of $2,351 which is not included above.

(3) Property is currently being redeveloped or held for sale.

(4) Property is currently under construction.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                ----------------


 [a] Reconciliation of total real estate carrying value is as follows:


                                                           YEAR ENDED        FIVE MONTHS ENDED    INCEPTION TO
                                                        DECEMBER 31, 1999    DECEMBER 31, 1998    JULY 31, 1998
                                                        -----------------    -----------------    -------------
Balance at the beginning of the period:                     $ 191,033           $ 174,344          $       -
Acquisitions:                                                   2,956              15,200            173,209

Improvements and other additions:                              25,409               1,489              1,135
Cost of property sold/contributed to partnerships:           (117,255)                  -                  -
                                                            ---------           ---------          ---------
Balance at the end of the period:                           $ 102,143           $ 191,033          $ 174,344
                                                            =========            ========           ========
Total cost for federal income tax purposes
at the end of each year                                     $ 114,274           $ 207,421          $ 190,732
                                                            =========           =========           ========


 [b] Reconciliation of accumulated depreciation is as follows:

                                                           YEAR ENDED        FIVE MONTHS ENDED    INCEPTION TO
                                                        DECEMBER 31, 1999    DECEMBER 31, 1998    JULY 31, 1998
                                                        -----------------    -----------------    -------------
Balance at the beginning of the period:                     $   2,506           $     939              $   -
Depreciation expense:                                           2,382               1,567                939

Property sold/contributed to partnerships:                     (2,585)                  -                  -
                                                             --------             -------             ------

Balance at the end of the period:                           $   2,303           $   2,506              $ 939
                                                             ========              ======             ======