Form 10-Q
period 2000-03-31
EXCEL LEGACY CORP
filed 2000-05-12
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: MARCH 31, 2000            Commission File Number: 0-23503



                            EXCEL LEGACY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        33-0781747
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

       17140 BERNARDO CENTER DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA 92128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                      Outstanding at May 12, 2000
----------------------------                         ---------------------------
Common Stock, $.01 par value                                 41,963,435

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION:

      Item 1.  Financial Statements (Unaudited):

             Consolidated Balance Sheets
                March 31, 2000
                December 31, 1999 ..............................................   3

             Consolidated Statements of (Loss) Income
                Three Months Ended March 31, 2000
                Three Months Ended March 31, 1999...............................   4

             Consolidated Statements of Changes in Stockholders' Equity
                Three Months Ended March 31, 2000
                Three Months Ended March 31, 1999...............................   5

             Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000
                Three Months Ended March 31, 1999...............................   6

             Notes to Consolidated Financial Statements.........................   7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  15

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  18

PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds........................  19

      Item 6.  Exhibits and Reports on Form 8-K.................................  19

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2000            1999
                                                                      ---------      ------------
                                     ASSETS

Real estate:
    Land                                                              $  21,412       $  27,099
    Buildings                                                            43,251          47,664
    Construction in progress                                             18,678          27,380
    Leasehold interest                                                    2,351           2,351
    Accumulated depreciation                                             (2,261)         (2,303)
                                                                      ---------       ---------
      Net real estate                                                    83,431         102,191

Cash                                                                      2,774           1,767
Accounts receivable, less allowance for bad debts of
    $36 and $55 in 2000 and 1999, respectively                              257             739
Notes receivable                                                         28,988          28,380
Investment in securities                                                137,684         136,570
Investment in partnerships                                               19,593          18,341
Interest receivable                                                       9,839           8,929
Pre-development costs                                                    24,662          16,783
Other assets                                                              5,141           7,938
Deferred tax asset                                                        6,738           6,515
                                                                      ---------       ---------
                                                                      $ 319,107       $ 328,153
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Notes payable                                                     $  56,629       $  70,661
    Convertible debentures                                               33,231          33,243
    Senior notes                                                         18,067          18,067
    Mortgages payable                                                     2,086          15,835
    Accounts payable and accrued liabilities                              6,690           9,188
    Other liabilities                                                     2,148             151
                                                                      ---------       ---------
    Total liabilities                                                   118,851         147,145
                                                                      ---------       ---------
Commitments and contingencies                                                --              --

Minority interests                                                          969             969
                                                                      ---------       ---------

Stockholders' equity:
    Series B Preferred stock, $.01 par value, 50,000,000 shares
        authorized, 21,281,000 shares issued and outstanding                213             213
    Common stock, $.01 par value, 150,000,000 shares authorized,
        41,963,435 shares issued and outstanding                            420             368
    Additional paid-in capital                                          205,794         187,699
    Accumulated other comprehensive income, net of tax                    1,313             922
    Retained earnings                                                     1,306           1,679
    Notes receivable from affiliates for common shares                   (9,759)        (10,842)
                                                                      ---------       ---------
                     Total stockholders' equity                         199,287         180,039
                                                                      ---------       ---------
                                                                      $ 319,107       $ 328,153
                                                                      =========       =========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF (LOSS) INCOME - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                  2000          1999
                                                -------       -------
Revenue:
    Rental                                      $   581       $ 3,312
    Operating income                              1,135         4,896
    Interest income                                 929           858
    Partnership and other income                  1,048           151
                                                -------       -------
        Total revenue                             3,693         9,217
                                                -------       -------
Operating expenses:
    Interest                                      3,351         2,025
    Depreciation and amortization                   411         1,196
    Property operating expenses                     597           482
    Other operating expenses                        978         2,511
    General and administrative                      833         2,690
                                                -------       -------
        Total operating expenses                  6,170         8,904
                                                -------       -------
Net operating (loss) income                      (2,477)          313

Net gain from real estate sales                   1,880            --
                                                -------       -------
(Loss) income before income taxes                  (597)          313

Benefit (provision) for income taxes                224          (139)
                                                -------       -------
        Net (loss) income                       $  (373)      $   174
                                                =======       =======
Basic net (loss) income per common share        $ (0.01)      $  0.01
                                                =======       =======
Diluted net (loss) income per common share      $ (0.01)      $  0.00
                                                =======       =======


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   ----------

                                                                                       ACCUMULATED
                                                                                         OTHER
                                       PREFERRED STOCK      COMMON STOCK    ADDITIONAL  COMPRE-                           TOTAL
                                     ------------------  ------------------  PAID-IN    HENSIVE  RETAINED    NOTES     STOCKHOLDERS'
                                       NUMBER    AMOUNT    NUMBER    AMOUNT  CAPITAL     INCOME  EARNINGS  RECEIVABLE     EQUITY
                                     ----------  ------  ----------  ------ ----------- -------  --------  ----------  -------------
Three Months Ended March 31, 2000:

Balance at January 1, 2000           21,281,000   $213   36,835,921   $368   $187,699    $  922   $1,679    $(10,842)   $180,039

Conversion of notes payable to
   common stock                              --     --    5,102,181     51     18,012        --       --          --      18,063

Issuance of common shares                    --     --       25,333      1         83        --       --          --          84

Repayment of notes to affiliates             --     --           --     --         --        --       --       1,083       1,083

Comprehensive income:
  Net loss                                   --     --           --     --         --        --     (373)         --        (373)
  Unrealized gain on marketable
       securities, net of tax                --     --           --     --         --       391       --          --         391
Total comprehensive income                   --     --           --     --         --        --       --          --          18
                                     ----------   ----   ----------   ----   --------    ------   ------    --------    --------
Balance at March  31, 2000           21,281,000   $213   41,963,435   $420   $205,794    $1,313   $1,306    $ (9,759)   $199,287
                                     ==========   ====   ==========   ====   ========    ======   ======    ========    ========
Three Months Ended March 31, 1999:

Balance at January 1, 1999:          21,281,000    213   33,457,804    335    174,508        --    2,456     (10,872)    166,640

Net income                                   --     --           --     --         --        --      174          --         174
                                     ----------   ----   ----------   ----   --------    ------   ------    --------    --------
Balance at March  31, 1999           21,281,000   $213   33,457,804   $335   $174,508    $   --   $2,630    $(10,872)   $166,814
                                     ==========   ====   ==========   ====   ========    ======   ======    ========    ========


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                             CASH FLOWS - UNAUDITED
                            Three Months Ended March
                                31, 2000 and 1999
                                 (in thousands)
                                   ----------


                                                                          2000          1999
                                                                        --------       -------
Cash flows from operating activities:
   Net (loss) income                                                    $   (373)      $   174
   Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation and amortization                                      411         1,196
          Gain from real estate sales                                     (1,880)           --
          Earnings from equity investments                                   724            72
       Change in accounts receivable and other assets                        133        (1,073)
       Change in accounts payable and other liabilities                      717            17
                                                                        --------       -------
                  Net cash (used) provided by operating activities          (268)          386
                                                                        --------       -------

Cash flows from investing activities:
   Proceeds from real estate sales                                        10,046            --
   Pre-development costs paid                                             (7,879)       (5,733)
   Real estate acquired and construction costs paid                       (6,725)         (973)
   Investment in partnerships                                             (1,252)       (1,406)
   Notes receivable issued                                                  (608)           --
                                                                        --------       -------
                  Net cash used in investing activities                   (6,418)       (8,112)
                                                                        --------       -------

Cash flows from financing activities:
   Principal payments of mortgages                                           (72)         (736)
   Borrowings from issuance of notes                                       7,765         8,850
                                                                        --------       -------
                  Net cash provided by financing activities                7,693         8,114
                                                                        --------       -------
                  Net increase in cash                                     1,007           388

Cash at the beginning of the period                                        1,767         1,387
                                                                        --------       -------
Cash at the end of the period                                           $  2,774       $ 1,775
                                                                        ========       =======


                   The accompanying note are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1999 Form 10-K.

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

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc. ("PEI") (Note 3) under the equity method of accounting because the holders of PEI preferred stock have the right to elect a majority of the PEI board of directors. All other investments are accounted using the cost method of accounting.

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

       RECLASSIFICATIONS

       Certain reclassifications have been made to the consolidated financial statements at December 31, 1999 and for the three months ended March 31, 1999 to conform with the current period's presentation.



Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


2.     PRICE ENTERPRISES, INC.

       In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PEI"). The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12,154,000 shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of March 31, 2000 and the three months then ended for PEI:

        BALANCE SHEET                                                           INCOME STATEMENT
         Real estate, net of                                                    Operating revenue                    $ 17,890
            accumulated depreciation                       $576,591             Operating expenses                     (3,906)
         Other assets                                        23,035             General and administrative               (775)
                                                           --------
              Total assets                                 $599,626             Interest expense                       (1,748)
                                                           ========
                                                                                Depreciation and amortization          (2,290)
                                                                                                                     --------
         Notes and mortgage payable                        $131,702                Net Income                           9,171
         Accounts payable and other liabilities               5,588                Preferred dividends                 (8,324)
                                                           --------                                                  --------
                                                            137,290             Net income available for
         8 3/4% Series A Preferred Stock                    353,404                  common shares                   $    847
                                                                                                                     ========
         Other stockholders' equity                         108,932
                                                           --------
         Total liabilities and stockholders' equity        $599,626
                                                           ========


       The following unaudited pro forma information for the three months ended March 31, 1999 has been presented as if the Company acquired approximately 91% of the common shares of PEI on January 1, 1999. The unaudited pro forma information makes certain assumptions regarding capital sources and interest rates and the pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred on January 1, 1999 (in thousands):

                                                               Three Months Ended March 31,
                                                      -----------------------------------------------
                                                      2000 (actual)   1999 (actual)  1999 (PRO FORMA)
                                                      -------------   -------------  ----------------
           Total revenue                                 $ 3,693         $ 9,217         $ 10,042
           Operating expenses, excluding interest         (2,819)         (6,879)          (6,879)
           Interest expense                               (3,351)         (2,025)          (3,703)
           Real estate sales                               1,880              --               --
           Income taxes                                      224            (139)             203
                                                         -------         -------         --------
           Net income (loss)                             $  (373)        $   174         $   (337)
                                                         =======         =======         ========
           Net Income (loss) per share -
             Basic                                       $ (0.01)        $  0.01         $  (0.01)
                                                         =======         =======         ========
             Diluted                                     $ (0.01)        $  0.00         $  (0.01)
                                                         =======         =======         ========



Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

3.     MILLENNIA:

       The Company has an investment in a joint venture known as Millennia Car Wash, LLC ("Millennia") which owns 3.75 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MACE") and 250,000 common shares of US Plastic Lumber Corporation ("USPL"). The Company's common shares in MACE and USPL are subject to certain sale restrictions. One of the Company's senior officers holds a board seat on MACE.

       The Company accounts for Millennia's investment in MACE on the equity method of accounting. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investments in USPL in other comprehensive income.

             Investment in USPL (in thousands):        March 31, 2000
             ----------------------------------        --------------
               Cost                                        $1,000
               Unrealized gain                              1,313
                                                           ------
               Fair value                                  $2,313
                                                           ======

4.     REAL ESTATE:

       In 2000 the Company sold three properties to PEI for approximately $24.4 million. Mortgage debt of approximately $14.3 million was transferred as part of the sales. The Company entered into an agreement to lease one of the sold properties back from PEI.

5.     NOTES RECEIVABLE:

       The Company had $29.0 million in notes receivable outstanding at March 31, 2000 related to various development projects. The notes bear interest at 11% to 12% and are secured by the related projects. The notes mature on various dates between 2000 and the earlier of the sale of the related projects or 2003 to 2004.

6.     NOTES AND MORTGAGES PAYABLE:

       NOTES PAYABLE

       The Company had $56.6 million in notes payable outstanding at March 31, 2000. Of this amount, $35.0 million was outstanding under the Company's revolving credit facility (the "Credit Facility"). The Credit Facility is secured by various properties and carries an interest rate of LIBOR plus 3.75% (9.9% at March 31, 2000). The Credit Facility expires in June 2000. The Company anticipates extending this facility, repaying the outstanding amounts with asset sales, or refinancing it with a new facility.

       To facilitate the PEI exchange offer, The Sol and Helen Price Trust loaned the Company $27.4 million. This note bears an interest rate of LIBOR plus 1.50% (7.4% at March 31, 2000) and is due in November 2004. The note is secured by the Company's PEI common shares. An additional $2.6 million is available under the note to purchase the additional common shares of PEI not tendered in 1999. In March 2000, $18.0 million of this note was converted into 5.1 million shares of the Company's common stock.

       The Company has a $5.0 million note outstanding at March 31, 2000 secured by second trust deeds on two of the Company's investments. The note bears interest at Prime plus 2% (11.0% at March 31, 2000) and matures October 2000. On March 31, 2000, the Company borrowed $5.0 million from PEI under a note payable due July 31, 2000. Up to $10.0 million can be borrowed under the PEI note, which bears interest at LIBOR plus 3.75% (9.9% at March 31, 2000). An additional $4.0 million was borrowed under the PEI note in April and May 2000 . At March 31, 2000,

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   -----------

6.     NOTES AND MORTGAGES PAYABLE, CONTINUED:

       the Company had an additional $1.0 million in various notes payable.

       The Company has a 65% interest in Newport on the Levee, LLC ("Newport") which has $1.2 million outstanding related to a development project in Newport, KY. Additionally, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and (iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $19.3 million of the Series 2000a Bonds at March 31, 2000 from the trustee for construction incurred to date and $1.2 million on a $4.7 million secured credit facility due March 2001 with interest at Prime plus 0.5% (9.5% at March 31, 2000). The Company also has a 50% interest in a LLC which owns land in Orlando, Florida. The land was purchased for $17.8 million and has mortgage debt of $10.2 million secured by the land. The mortgage is guaranteed by members of the LLC, including the Company. The Company also has approximately $7.0 million of guaranteed debt related to other development projects.

       CONVERTIBLE DEBENTURES

       In conjunction with the PEI exchange offer, the Company issued $33.2 million in convertible debentures ("Debentures"). The Debentures bear an interest rate of 9% per annum and are secured by a first priority security interest in common shares of PEI. The holders of the Debentures are entitled at any time before the day prior to the final maturity date, subject to prior redemption, to convert any Debentures into the Company's common stock at the conversion price of $5.50 per share. The Debentures mature in November 2004.

       SENIOR NOTES

       In conjunction with the PEI exchange offer, the Company issued $18.1 million in senior notes ("Senior Notes"). The Senior Notes bear an interest rate of 10% per annum and, along with the Debentures, are secured by a first priority security interest in common shares of PEI. The Senior Notes rank equal to future senior indebtedness of the Company and senior to the Debentures. The Senior Notes mature in November 2004.

       MORTGAGE PAYABLE

       The Company had $2.1 million in a mortgage payable outstanding at March 31, 2000 secured by real estate. The mortgage debt is due in 2006 and bears interest at 8.25%.

       The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

              YEAR ENDED
             DECEMBER 31,
             ------------
                  2000 (remaining nine months)               $ 45,115
                  2001                                          2,431
                  2002                                            162
                  2003                                            176
                  2004                                         60,835
                  Thereafter                                    1,294
                                                             --------
                                                             $110,013
                                                             ========


Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

7.     INCOME TAXES:

       At March 31, 2000, the Company had a net deferred tax asset of $6.7 million. The deferred tax asset primarily relates to the difference between the tax basis and cost basis of the real estate assets acquired from Excel in connection with the Spin-off and is non-current. Additionally, $1.4 million relates to an impairment in the Company's investment in a development project in Indianapolis, Indiana. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

                                                                 FEDERAL            STATE
                                                                 -------            -----
             THREE MONTHS ENDED MARCH 31, 2000:
                  Current payable                                 $ --              $ 35
                  Deferred tax benefit                             (187)             (72)
                                                                  -----             ----
                  Provision for income taxes                      $(187)            $(37)
                                                                  =====             ====

             THREE MONTHS ENDED MARCH 31, 1999:
                  Current payable                                 $  62             $ 20
                  Deferred tax expense                               54                3
                                                                  -----             ----
                  Provision for income taxes                      $ 116             $ 23
                                                                  =====             ====

8.     CAPITAL STOCK:

       In the three months ended March 31, 2000, $18.0 million of notes payable were converted into 5.1 million shares of the Company's common stock.

9.     EARNINGS PER SHARE (EPS):

       A reconciliation of the numerator and denominator of basic and diluted EPS is provided for the three months ended March 31, 2000 and 1999 as follows (in thousands, except per share amounts).

                                                           2000             1999
                                                         --------         -------
BASIC EPS

    Net (loss) income                                    $   (373)        $   174
                                                         ========         =======
    Weighted average of common shares outstanding          36,893          33,458
                                                         ========         =======
  EARNINGS PER SHARE:                                    $  (0.01)        $  0.01
                                                         ========         =======

DILUTED EPS

    Net (loss) income                                    $   (373)        $   174
                                                         ========         =======
  DENOMINATOR:
    Weighted average of common shares outstanding          36,893          33,458
    Effect of diluted securities:
      Preferred B Shares                                   21,281          21,281
      Common stock options                                     12               8
   Deduct diluted securities for net loss                 (21,293)             --
                                                         --------         -------
                                                           36,893          54,747
                                                         ========         =======
  EARNINGS PER SHARE:                                    $  (0.01)        $  0.01
                                                         ========         =======

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

10.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

       The amounts paid for interest during the three months ended March 31, 2000 and March 31, 1999 were $4.1 million and $2.2 million, respectively. The amounts paid for income taxes in the three months ended March 31, 2000 and March 31, 1999 were $0 and $0.6 million, respectively.

       In 2000, the Company converted $18.1 million of notes payable into 5.1 million common shares. Also in 2000, $13.7 million in mortgage debt was assumed by PEI in conjunction with three asset sales to PEI and Newport assumed $1.2 million in debt in conjunction with real estate construction and acquisitions. In January 2000, the notes receivable from certain officers were decreased by $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999. In the three months ended March 31, 1999, $0.6 million of debt was assumed related to the construction of an office building.

11.    SEGMENT REPORTING:

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

                                                      RETAIL &                         OPERATING
                                                       OTHER          HOSPITALITY      COMPANIES         OFFICE           TOTAL
                                                     ---------        -----------      ---------         -------        ---------
       The three months ended March 31, 2000:

       Total revenues                                $   2,470         $    860         $     23         $   340        $   3,693
                                                     ---------         --------         --------         -------        ---------
       Interest                                          3,308               --               --              43            3,351
       Depreciation and amortization                       270              107                2              32              411
       General and administrative                          819               --               14              --              833
       Operating expenses                                  376              982               --             217            1,575
                                                     ---------         --------         --------         -------        ---------
       Total operating expenses                          4,773            1,089               16             292            6,170
                                                     ---------         --------         --------         -------        ---------
       Net operating (loss)/income                      (2,303)            (229)               7              48           (2,477)
         Real estate sales                               1,880               --               --              --            1,880
         Provision for income taxes                        224               --               --              --              224
                                                     ---------         --------         --------         -------        ---------
       Net (loss) income                             $    (199)        $   (229)        $      7         $    48        $    (373)
                                                     =========         ========         ========         =======        =========
       Total assets                                  $ 275,219         $ 24,886         $ 24,714         $14,577        $ 339,396
                                                     =========         ========         ========         =======        =========
       The three months ended March 31, 1999:

       Total revenues                                $   4,030         $    540         $  4,274         $   373        $   9,217
                                                     ---------         --------         --------         -------        ---------
       Interest                                          1,556               --              419              50            2,025
       Depreciation and amortization                       679              161              334              22            1,196
       General and administrative                          781               --            1,909              --            2,690
       Operating expenses                                  335              703            1,809             146            2,993
                                                     ---------         --------         --------         -------        ---------
       Total operating expenses                          3,351              864            4,471             218            8,904
                                                     ---------         --------         --------         -------        ---------
       Net operating income(loss)                          679             (324)            (197)            155              313
         Provision for income taxes                       (139)              --               --              --             (139)
                                                     ---------         --------         --------         -------        ---------
       Net (loss ) income                            $     540         $   (324)        $   (197)        $   155        $     174
                                                     =========         ========         ========         =======        =========
       Total assets                                  $ 195,840         $ 17,527         $ 35,675         $21,096        $ 270,138
                                                     =========         ========         ========         =======        =========

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


12.    RELATED PARTY TRANSACTIONS:

       In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.8 million is outstanding at March 31, 2000. The notes bear interest at a fixed rate of 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at March 31, 2000 from these notes totaled $1.4 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

       In 2000, three properties were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.1 million. Also, at March 31, 2000, the Company had $5.0 million payable to PEI on a $10.0 million note. Finally, the Company offsets the general and administrative costs with reimbursements received monthly from PEI. In the three months ended March 31, 2000, $0.7 million was received as reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Legacy Corporation (the "Company"), a Delaware Corporation, was formed on November 17, 1997. The Company was organized to create and realize value by identifying and making opportunistic real estate and other investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of equity interests of entities in real estate and other businesses.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto.

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Rental revenue was $0.6 million during the three months ended March 31, 2000 compared to $3.3 million in the three months ended March 31, 1999 resulting in a decrease of $2.7 million. Of this decrease $1.8 million related to eleven properties sold. Eight of these properties were leased to Wal-Mart Stores, Inc. ("Wal-Mart"), two of the properties were leased to Lowe's Home Centers, Inc. and one was leased to AMC Multi-Cinema. An additional decrease of $0.7 million related to a property which was leased to AMC which was contributed to a partnership for an approximate 50% interest in a development project. Finally, a $0.2 million decrease related to a shopping mall located in Palm Springs, California which is beginning redevelopment.

Operating income totaled $1.1 million in the three months ended March 31, 2000 compared to $4.9 million in the three months ended March 31, 1999 resulting in a decrease of $3.8 million. In 1999, Millennia, a subsidiary of the Company, owned 19 car wash properties which generated $4.2 million of operating income. On March 31, 1999, these properties were sold for common shares in a publically traded company, Mace Security International. The Grand Hotel, which was not opened until the second half of 1998, generated $0.4 million of additional operating income in 2000 when compared to 1999.

Interest income was $0.9 million in both the three months ended March 31, 2000 and 1999. Interest income is primarily generated from notes receivable and cash balances.

Partnership income and other revenues was approximately $1.0 million in the three months ended March 31, 2000 compared to $0.2 million in the three months ended March 31, 1999. In 2000, the Company recognized $0.7 million in income from its equity investment in Price Enterprises, Inc. ("PEI") which was consummated in November 1999. Additionally, the Company recognized $0.3 million from its investments in joint ventures related to projects in Westminster, CO and Winnipeg, Canada.

Interest expense was $3.4 million in the three months ended March 31, 2000 compared to $2.0 million in the three months ended March 31, 1999. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for $1.7 million of interest expense in the three months ended March 31, 2000. An increase of $0.8 million relates to additional amounts borrowed on the Company's credit facilities and short therm notes, primarily to fund its development projects. A decrease of $1.1 million relates to mortgage debt on properties that were sold in 1999 and 2000.

Depreciation and amortization expense totaled $0.4 million in the three months ended March 31, 2000 compared to $1.2 million in the three months ended March 31, 1999. The decrease of $0.8 million primarily relates to properties sold of $0.5 million and the depreciation of Millennia assets in 1999 of $0.3 million.

Property operating expenses were $0.6 million in the three months ended March 31, 2000 compared to $0.5 million in the three months ended March 31, 1999. The increase of $0.1 million primarily relates to costs incurred in improving an office building in Scottsdale, AZ.

Other operating expenses were $1.0 million in the three months ended March 31, 2000 compared to $2.5 million in the three months ended March 31, 1999, resulting in a decrease of $1.5 million. In 1999, expenses of $1.3 million related to Millennia compared to $0 in 2000. In 2000, expenses related to the Grand Hotel were $0.3 million greater than expenses incurred in 1999 and related to the increased revenues in 2000.

General and administrative expenses were $0.8 million in the three months ended March 31, 2000 compared to $2.7 million in the three months ended March 31, 1999. The primary reason for the decrease was that Millennia accounted for $1.9 million of general and administrative expenses in 1999 compared to $0 in 2000. The Company also received $0.6 million as general and administrative expense reimbursements from PEI in 2000. These savings were offset by additional personnel hired to manage the PEI properties, and additional personnel on the Company's payroll in 2000, primarily related to several executives who were working for another company and whose time was only partially paid by the Company.

The net gain from real estate sales was $1.9 million in 2000. This gain primarily related to two properties sold to PEI in 2000. An additional building was sold to PEI in 2000 of which there was no gain recorded as the Company is leasing back the building. There were no real estate sales in the three months ended March 31, 1999.

The Company recognized a benefit for income taxes of $0.2 million in the three months ended March 31, 2000 related to the net loss before income taxes of $0.6 million. A tax provision of $0.1 million was recognized by the Company in the three months ended March 31, 1999 related to the income before income taxes of $0.3 million.

The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the three months ended March 31, 2000 and 1999:

                                                                       2000              1999
                                                                      -------           -------
    Net (loss) income                                                 $  (373)          $   174
    Depreciation and
        amortization                                                      411             1,196
    Proportionate share of depreciation and amortization
        from equity investments:
           PEI                                                          2,090                --
           Other                                                          194                --
    Less depreciation of non-real estate assets                           (49)              (22)
    Deferred taxes                                                       (224)               57
                                                                      -------           -------
    EBDADT                                                            $ 2,049           $ 1,405
                                                                      =======           =======

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from asset sales and borrowings from debt were the primary source of capital to fund the Company's development and ongoing operations in the three months ended March 31, 2000.

In November 1999, the Company completed an exchange offer for the common stock of PEI. In the exchange offer, the Company acquired approximately 91.3% of the PEI common stock. PEI stockholders who tendered their shares of the PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust. The remaining $33.6 million was available cash borrowed from other notes, including the Company's credit facility, and from asset sales.

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

The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. In 2000, the Company announced its intention to sell a group of assets to repay the Company's short-term debt. The board of directors also approved the repurchase of up to 10% of the outstanding shares of common stock of the Company with excess proceeds. Although the business of buying and selling assets is part of the Company's recurring operations, should anticipated asset sales not occur, the Company anticipates that cash flows from current recurring operations, excluding PEI's cash flows, would not be sufficient to fund short-term obligations.

In addition to using proceeds from asset sales to repay debt and fund development projects, the Company has on file a $300.0 million shelf registration statement for the purpose of issuing debt securities, preferred stock, depository shares, common stock, warrants or rights. Currently, there remains $286.5 million of securities for issuance available under this shelf. The Company's $35.0 million credit facility is due in June 2000. The Company anticipates extending this facility, repaying the outstanding amounts with asset sales, or refinancing it with a new facility.

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

In October 1999, the Company completed the sale of Millennia's assets to American Wash Services, Inc. ("AWS"), in exchange for 3,500,000 shares of common stock of the parent of AWS, Mace Security International, Inc. ("MSI"), a warrant to acquire an additional 62,500 shares of MSI common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. In conjunction with this transaction, Millennia had assigned the operations of its assets to AWS effective April 1, 1999, and thus did not receive cash flow from operations after April 1, 1999. In addition, Millennia acquired 250,000 common shares of MSI through a private placement at $2.00 per share and 250,000 common shares of US Plastic Lumber Corporation ("USPL") at $4.00 per share. The MSI and USPL common shares are subject to certain restrictions and not currently available for sale.

At March 31, 2000, the total debt of the Company consisted of the following: (i) $33.2 million in Debentures due 2004. These Debentures are traded on the American Stock Exchange and bear interest at 9% payable February 15 and August 15 of each year; (ii) $35.0 million outstanding on the Company's revolving credit facility. The facility bears interest at LIBOR plus 3.75% (9.9% at March 31, 2000) and is due in June 2000; (iii) $9.4 million payable to The Sol and Helen Price Trust due 2004. This note bears interest at LIBOR plus 1.50% (7.4% at March 31, 2000) with interest only due monthly; (iv) $1.2 million related to Newport on the Levee LLC ("Newport") of which the Company owns 65%. This note bears interest at 9.5% and is due March 2001. An additional $3.5 million is available under this note. (v) $18.1 million in Senior Notes due 2004. These notes are traded on the American Stock Exchange and bear interest at 10% payable February 15 and August 15 of each year; (vi) $5.0 million secured note bearing interest at prime plus 2% (11.0% at March 31, 2000) due October 2000; (vii) $5.0 million unsecured note to PEI with an interest rate of 3.75% plus LIBOR (9.9% at March 31, 2000). Up to $10.0 million can be borrowed on this note for certain uses. This note is due July 31, 2000; (viii) A $2.1 million mortgage collateralized by an office building in Scottsdale, Arizona, of which monthly payments are approximately $25,000 with a balloon payment in the year 2006. The note bears interest at 8.25% (ix) $1.1 million in various other notes, primarily related to $0.8 million for certain costs on a project in Anaheim.

The City of Newport has issued two series of public improvement bonds related to Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and
(iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $19.3 million of the Series 2000a Bonds at March 31, 2000 from the trustee for construction incurred to date. The Company also has a 50% interest in a LLC which owns land in Orlando, Florida. The land was purchased for $17.8 million and has mortgage debt of $10.2 million secured by the land. The mortgage is guaranteed by members of the LLC, including the Company.

 At March 31, 2000, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company. The Preferred B Shares are convertible into common stock of the Company at the election of the Company or the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, leverage including short term obligations, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

At March 31, 2000, the Company had debts totaling $55.6 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.6 million, based on the outstanding balance at March 31, 2000. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

The table on the following page presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at March 31, 2000 approximates fair value.

                             Expected Maturity Date
                          (dollar amounts in thousands)

                                                                                              There-
                                      2000        2001      2002        2003       2004       after       Total      Fair Value
                                     -------     ------     -----     -------     -------     ------     --------    ----------
Notes Receivable, including notes
   from affiliates                   $ 3,480         --        --     $18,939     $ 5,518     $1,051     $ 28,988     $ 29,000
      Average interest rate            12.00%        --        --        9.99%      11.00%     10.00%       10.19%
                                     -------     ------     -----     -------     -------     ------     --------     --------
Mortgages and Notes payable          $45,115     $2,431     $ 162     $   176     $60,835     $1,294     $110,013     $110,000
      Average interest rate            10.02%      9.51%     8.25%       8.25%       9.05%      8.25%        9.44%
                                     -------     ------     -----     -------     -------     ------     --------     --------


                           PART II - OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                On March 29, 2000, the Company issued an aggregate of 12,000 shares of common stock to certain executives in lieu of cash bonus payments and 13,333 shares of common stock to a consultant in consideration for certain consulting services. On March 31, 2000, the Company issued 5,100,000 shares of common stock to The Sol and Helen Price Trust in consideration for the cancellation of $18.0 million of outstanding indebtedness under a note payable to the Trust. In each case, the issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                1.   Exhibits

                     27.1 Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXCEL LEGACY CORPORATION
                                        (Registrant)



DATE: May 12, 2000                         By: /s/ Gary B. Sabin
                                           -------------------------------------
                                           GARY B. SABIN
                                           President and Chief Executive Officer



DATE: May 12, 2000                         By: /s/ James Y. Nakagawa
                                           ------------------------------------
                                           JAMES Y. NAKAGAWA
                                           Principal Financial Officer