Form 10-Q
period 2000-06-30
EXCEL LEGACY CORP
filed 2000-08-14
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:   JUNE 30, 2000        Commission File Number: 0-23503



                            EXCEL LEGACY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                             33-0781747
-----------------------------         --------------------------------------
    (State of incorporation)          (IRS Employer Identification Number)

       17140 BERNARDO CENTER DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA 92128
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (858) 675-9400




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT AUGUST 11, 2000
-------------------------------           -----------------------------------
Common Stock, $.01 par value                      41,963,435

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

           Consolidated Balance Sheets
              June 30, 2000
              December 31, 1999 ................................................................................ 3

           Consolidated Statements of (Loss) Income
              Three Months Ended June 30, 2000
              Three Months Ended June 30, 1999
              Six Months Ended June 30, 2000
              Six Months Ended June 30, 1999.................................................................... 4

           Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 2000
              Six Months Ended June 30, 1999.................................................................... 5

           Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000
              Six Months Ended June 30, 1999.................................................................... 6

           Notes to Consolidated Financial Statements........................................................... 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................20

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders...............................................21

     Item 6.  Exhibits and Reports on Form 8-K..................................................................21

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                                     JUNE  30,        DECEMBER 31,
                                                                                       2000              1999
                                                                                ----------------------------------
                                                      ASSETS
Real estate:
    Land                                                                            $    17,341         $   27,099
    Buildings                                                                            43,536             47,664
    Construction in progress                                                             21,913             27,380
    Leasehold interest                                                                    2,351              2,351
    Accumulated depreciation                                                             (2,521)            (2,303)
                                                                                    -----------         ----------
      Net real estate                                                                    82,620            102,191

Cash                                                                                      1,597              1,767
Accounts receivable, less allowance for bad debts of
    $36 and $55 in 2000 and 1999, respectively                                              499                739
Notes receivable                                                                         34,191             28,380
Investment in securities                                                                136,663            136,570
Investment in partnerships                                                               20,459             18,341
Interest receivable                                                                      10,657              8,929
Pre-development costs                                                                    17,191             16,783
Other assets                                                                              7,692              7,938
Deferred tax asset                                                                        6,836              6,515
                                                                                     ----------         ----------

                                                                                      $ 318,405          $ 328,153
                                                                                       ========           ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Notes payable                                                                     $ 51,986            $ 70,661
    Convertible debentures                                                               33,231             33,243
    Senior notes                                                                         18,067             18,067
    Mortgages payable                                                                     2,052             15,835
    Accounts payable and accrued liabilities                                             10,727              9,188
    Other liabilities                                                                     3,541                151
                                                                                      ---------          ---------

    Total liabilities                                                                   119,604            147,145
                                                                                       --------           --------

Commitments and contingencies                                                                 -                  -

Minority interests                                                                          969                969
                                                                                     ----------           --------

Stockholders' equity:
    Series B Preferred stock, $.01 par value, 50,000,000 shares
       authorized, 21,281,000 shares issued and outstanding                                 213                213
    Common stock, $.01 par value, 150,000,000 shares authorized,
       41,963,435 and 36,835,921 shares issued and outstanding
       in 2000 and 1999, respectively                                                       420                368
    Additional paid-in capital                                                          205,794            187,699
    Accumulated other comprehensive income, net of tax                                      102                922
    Retained earnings                                                                     1,062              1,679
    Notes receivable from affiliates for common shares                                   (9,759)           (10,842)
                                                                                      ---------          ---------

                  Total stockholders' equity                                            197,832            180,039
                                                                                       --------           --------

                                                                                      $ 318,405          $ 328,153
                                                                                       ========           ========


                   The accompanying notes are an integral part
                           of the financial statements
                                        3

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF (LOSS) INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                --------------------------------     -----------------------------
                                                    JUNE 30,           JUNE 30,        JUNE 30,           JUNE 30,
                                                    2000                 1999            2000              1999
                                                ------------         -----------     ------------      -----------
Revenue:
    Rental                                            $   1,483          $ 3,128          $ 2,161          $ 6,440
    Operating income                                      2,217            2,002            3,255            6,898
    Interest income                                         881              936            1,810            1,794
    Partnership and other income                            654              150            1,702              301
                                                      ---------         --------         --------         --------
       Total revenue                                      5,235            6,216            8,928           15,433
                                                       --------          -------          -------           ------
Operating expenses:
    Interest                                              2,982            1,929            6,333            3,954
    Depreciation and amortization                           446              883              857            2,079
    Property operating expenses                             638              578            1,235            1,060
    Other operating expenses                              1,460            1,305            2,438            3,816
    General and administrative                              999              735            1,832            3,425
                                                      ---------         --------          -------          -------
       Total operating expenses                           6,525            5,430           12,695           14,334
                                                       --------           ------          -------           ------
Net operating (loss) income                              (1,290)             786           (3,767)           1,099
Net gain from real estate sales                             983               -             2,863               -
                                                      ---------       ----------          -------       ----------
(Loss) income before income taxes                          (307)             786             (904)           1,099
Benefit (provision) for income taxes                         63             (274)             287             (413)
                                                       --------          -------        ---------          -------
       Net (loss) income                              $    (244)        $    512        $    (617)        $    686
                                                       ========          =======         ========          =======
Basic net (loss) income per common share                 $(0.01)           $0.02           $(0.02)           $0.02
                                                          =====             ====            =====             ====

Diluted net (loss) income per common share               $(0.01)           $0.01           $(0.02)           $0.01
                                                          =====             ====            =====             ====


                   The accompanying notes are an integral part
                           of the financial statements
                                        4

                      EXCEL LEGACY CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                      SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                                    ----------

                                                                                                 ADDITIONAL
                                          PREFERRED STOCK                COMMON STOCK              PAID-IN
                                     -------------------------        ----------------------
                                       NUMBER         AMOUNT         NUMBER          AMOUNT        CAPITAL
                                       ------         ------         ------          ------        -------
Six Months Ended June 30, 2000:

Balance at January 1, 2000           21,281,000     $      213     36,835,921     $      368     $  187,699

Conversion of notes payable to
   common stock                            --             --        5,102,181             51         18,012

Issuance of common shares                  --             --           25,333              1             83

Repayment of notes to affiliates           --             --             --             --             --

Comprehensive income;
  Net loss                                 --             --             --             --             --
  Unrealized loss on marketable
      securities, net of tax
         Three months ended
           March 31, 2000                  --             --             --             --             --
           June 30, 2000                   --             --             --             --             --

Total comprehensive loss                   --             --             --             --             --
                                                                                  ----------     ----------

Balance at June 30, 2000             21,281,000     $      213     41,963,435     $      420     $  205,794
                                     ==========     ==========     ==========     ==========     ==========


Six Months Ended June 30, 1999:

Balance at January 1, 1999:          21,281,000            213     33,457,804            335        174,508

Net income                                 --             --             --             --             --
                                                                   ----------     ----------     ----------

Balance at June  30, 1999            21,281,000     $      213     33,457,804     $      335     $  174,508
                                     ==========     ==========     ==========     ==========     ==========


                                          ACCUMULATED
                                              OTHER                                           TOTAL
                                          COMPREHENSIVE   RETAINED           NOTES        STOCKHOLDERS

                                            INCOME        EARNINGS        RECEIVABLE         EQUITY
                                          ----------     ---------       ------------     ------------

Six Months Ended June 30, 2000

Balance at January 1, 2000              $      922      $    1,679      $  (10,842)     $  180,039

Conversion of notes payable to
   common stock                               --              --              --            18,063

Issuance of common shares                     --              --              --                84

Repayment of notes to affiliat                --              --             1,083           1,083

Comprehensive income;
  Net loss                                    --              (617)           --              (617)
  Unrealized loss on marketabl
      securities, net of tax
         Three months ended
           March 31, 2000                      391            --              --               391
           June 30, 2000                    (1,211)           --              --            (1,211)
                                                                                        ----------
Total comprehensive loss                      --              --              --            (1,437)
                                        ----------      ----------      ----------      ----------

Balance at June 30, 2000                $      102      $    1,062      $   (9,759)     $  197,832
                                        ==========      ==========      ==========      ==========


Six Months Ended June 30, 1999

Balance at January 1, 1999:                   --             2,456         (10,872)        166,640

Net income                                    --               686            --               686
                                        ----------      ----------      ----------      ----------

Balance at June  30, 1999               $     --        $    3,142      $  (10,872)     $  167,326
                                        ==========      ==========      ==========      ==========




                   The accompanying notes are an integral part
                           of the financial statements

                                  EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                              (IN THOUSANDS)
                                               -----------

                                                                                              SIX MONTHS ENDED
                                                                                           JUNE 30,       JUNE 30,
                                                                                            2000           1999
                                                                                        -----------    -----------
Cash flows from operating activities:
   Net (loss) income                                                                      $   (617)      $     686
   Adjustments to reconcile net (loss) income to net cash
      provided by operations:
         Depreciation and amortization                                                         857           2,079
         Gain from real estate sales                                                         2,863              -
         Earnings from equity investments                                                      914             150
      Change in accounts receivable and other assets                                        (3,881)         (3,065)
      Change in accounts payable and other liabilities                                       6,147           1,149
                                                                                         ---------       ---------
               Net cash provided by operating activities                                     6,283             999
                                                                                         ---------        --------
Cash flows from investing activities:
   Proceeds from real estate sales                                                          15,894              -
   Real estate acquired and construction costs paid                                        (12,619)         (1,227)
   Pre-development costs paid                                                              (10,149)        (11,480)
   Investment in partnerships                                                                6,398          (6,315)
   Notes receivable issued                                                                  (5,202)             -
                                                                                         ---------    ------------
               Net cash used in investing activities                                        (5,678)        (19,022)
                                                                                         ---------         -------
Cash flows from financing activities:
   Principal payments of notes and mortgages                                               (15,074)         (1,593)
   Borrowings from issuance of notes payable                                                14,299          26,299
                                                                                          --------        --------
               Net cash (used) provided by financing activities                               (775)         24,706
                                                                                        ----------        --------
               Net (decrease) increase in cash                                                (170)          6,683
Cash at the beginning of the periods                                                         1,767           1,387
                                                                                         ---------        --------
Cash at the end of the periods                                                           $   1,597       $   8,070
                                                                                          ========        ========

                   The accompanying notes are an integral part
                           of the financial statement
                                        6

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

      ORGANIZATION

      Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation now known as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off"). Upon completion of the Spin-off, the Company ceased to be a wholly-owned subsidiary of Excel and began operating as an independent public real estate operating company.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc. ("PEI") (Note 3) under the equity method of accounting however, because the holders of PEI preferred stock have the right to elect a majority of the PEI board of directors.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to the consolidated financial statements at December 31, 1999 and for the periods ended June 30, 1999 to conform with the current period's presentation.





continued                                            8

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


2.    PRICE ENTERPRISES, INC.

      In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PEI"). The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12,154,000 shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of June 30, 2000 and the periods then ended for PEI (in thousands):

       BALANCE SHEET                                              INCOME STATEMENT        THREE MONTHS ENDED    SIX MONTH ENDED
       Real estate, net of                                       Operating revenue             $ 17,831            $ 35,663
        accumulated depreciation                     $ 579,989   Operating expenses              (3,546)             (7,384)
         Other assets                                   37,698   General and administrative        (738)             (1,523)
                                                     ---------   Interest expense                (2,561)             (4,310)
            Total assets                             $ 617,687   Depreciation and amortization   (2,498)             (4,787)
                                                      ========                                 ---------            ---------
       Notes and mortgage payable                    $ 150,554   Net Income                       8,488              17,659
       Accounts payable and other liabilities            4,494   Preferred dividends             (8,327)            (16,651)
                                                       -------                                 ---------            ---------
                                                       155,048   Net income available for
       8 3/4% Series A Preferred Stock                 353,404   common shares                $     161             $ 1,008
                                                                                              =========            ========
       Other stockholders' equity                      109,235
                                                       -------
         Total liabilities and stockholders' equity  $ 617,687

      The following unaudited pro forma information for the periods ended June 30, 1999 have been presented as if the Company acquired approximately 91% of the common shares of PEI on January 1, 1999. The unaudited pro forma information makes certain assumptions regarding capital sources and interest rates and the pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred on January 1, 1999 (in thousands).

                                                                         THREE MONTHS          SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 1999        JUNE 30, 1999
                                                                       ---------------       -------------
                                                                                    (PRO FORMA)
         Total revenue                                                      $10,875              $ 20,286
         Operating expenses, excluding interest                              (3,751)              (10,880)
         Interest expense                                                    (4,066)               (8,227)
         Income taxes                                                        (1,183)                 (445)
                                                                           --------             ---------
         Net income                                                         $ 1,875              $    734
                                                                            =======             =========

         Net income per share -
           Basic                                                            $  0.06              $   0.02
                                                                             ======               =======
           Diluted                                                          $  0.03              $   0.01
                                                                             ======               =======


continued                                                       9

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


           INVESTMENT IN USPL(IN THOUSANDS):        JUNE 30, 2000        DECEMBER 31,1999
           ---------------------------------        -------------        ----------------
             Cost                                      $ 1,000                 $ 1,000
             Unrealized gain                               102                     922
                                                       -------                 -------
             Fair value                                $ 1,102                 $ 1,922
                                                        ======                  ======

4.    REAL ESTATE:

      In May 2000, the Company sold land for net proceeds of approximately $5.8 million. In February 2000 the Company sold three properties to PEI for approximately $24.4 million. Mortgage debt of approximately $14.3 million was transferred as part of the three sales. The Company entered into an agreement to lease one of these properties back from PEI. The sales of the above five properties resulted in a net gain of $2.9 million.

      In July 2000, the Company sold a property for approximately $28 million resulting in an approximate $5 million gain before taxes in the third quarter.

5.    NOTES RECEIVABLE:

      The Company had $34.2 million in notes receivable outstanding at June 30, 2000 related to various development projects. The notes bear interest at 11% to 12% and are secured by the related projects. The notes mature on various dates between 2000 and the earlier of the sale of the related projects or 2003 to 2004.

6.    NOTES AND MORTGAGES PAYABLE:

      NOTES PAYABLE

      The Company had $52.0 million in notes payable outstanding at June 30, 2000. Of this amount, $31.0 million was outstanding under the Company's revolving credit facility (the "Credit Facility"). The Credit Facility is secured by various properties and carried an interest rate of 10.5% at June 30, 2000. The amounts outstanding under the Credit Facility were reduced by $20.0 million in July 2000 with proceeds from the sale of a property and $11.0 from a borrowing from PEI. The borrowing from PEI was made from a $15.0 million credit facility entered into in July 2000.

      To facilitate the PEI exchange offer, The Sol and Helen Price Trust loaned the Company $27.4 million of which $18.0 million was converted into 5.1 million shares of the Company's common stock in March 2000. This note bears an interest rate of LIBOR plus 1.50% (8.1% at June 30, 2000) and is due in November 2004. The note is secured by some of the Company's PEI common shares.


continued                                             10

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   -----------

6.    NOTES AND MORTGAGES PAYABLE, CONTINUED:

      The Company had a $5.0 million note outstanding at June 30, 2000 secured by second trust deeds on two of the Company's investments. The note bears interest at Prime plus 2% (11.5% at June 30, 2000) and matures October 2000. At June 30, 2000 the Company had outstanding $3.9 million from PEI under a note payable which was repaid in July 2000 with proceeds from asset sales. At June 30, 2000, the Company had an additional $1.2 million in various notes payable.

      The Company has a 65% interest in Newport on the Levee, LLC ("Newport") which has $1.5 million outstanding related to a development project in Newport, KY. Additionally, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and (iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $24.0 million of the bonds at June 30, 2000 from the trustee for construction incurred to date and $1.5 million on a $4.7 million secured credit facility due March 2001 with interest at Prime plus 0.5% (10.0% at June 30, 2000). The Company also has a 50% interest in a LLC which owns land in Orlando, Florida. The land was purchased for $17.8 million and has mortgage debt of $12.0 million secured by the land and guaranteed by the Company. The Company also has approximately $19.7 million of guaranteed debt related to other development projects.

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

      MORTGAGE PAYABLE

      The Company had $2.1 million in a mortgage payable outstanding at June 30, 2000 secured by real estate. The mortgage debt is due in 2006 and bears interest at 8.25%.

      The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

             YEAR ENDED
             DECEMBER 31,
             ------------
               2000 (remaining six months)                         $    39,947
               2001                                                      2,922
               2002                                                        162
               2003                                                        176
               2004                                                     60,835
               Thereafter                                                1,294
                                                                     ----------
                                                                    $  105,336

continued                                              11

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

7.    INCOME TAXES:

      At June 30, 2000, the Company had a net deferred tax asset of $6.8 million. The deferred tax asset primarily relates to the difference between the tax basis and cost basis of the real estate assets acquired from Excel in connection with the Spin-off and is non-current. Additionally, $1.4 million relates to an impairment in the Company's investment in a development project in Indianapolis, Indiana. The offsetting portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

                                                          FEDERAL             STATE
                                                          -------           ----------
           SIX MONTHS ENDED JUNE 30, 2000:
               Current payable                            $      -          $     (35)
               Deferred tax benefit                            301                 21
                                                           -------          ---------
               Benefit (provision) for income taxes       $    301          $     (14)
                                                           =======          =========

           SIX MONTHS ENDED JUNE 30, 1999:
               Current payable                            $   (223)         $    (99)
               Deferred tax expense                            (78)              (13)
                                                           -------           --------
               Provision for income taxes                 $   (301)         $   (112)
                                                           =======           ========

8.    CAPITAL STOCK:

      In March 2000, $18.0 million of notes payable were converted into 5.1 million shares of the Company's common stock.

9.    EARNINGS PER SHARE (EPS):

      A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,     JUNE 30,    JUNE 30,      JUNE 30,
                                         2000         1999        2000          1999
                                       --------      ------      -------       -------
BASIC EPS

NUMERATOR:
   Net (loss) income                   $   (244)     $  512     $  (617)       $   686
                                       ========      ======      =======       =======
 DENOMINATOR:
   Weighted average of common
     shares outstanding                  41,981      33,458      39,409         33,458
                                       ========      ======      =======       =======
 EARNINGS PER SHARE:                   $  (0.01)     $ 0.02     $ (0.02)       $  0.02
                                       ========      ======      =======       =======



continued                                             12

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

9.    EARNINGS PER SHARE (EPS), CONTINUED:

      DILUTED EPS


        NUMERATOR:
         Net (loss) income                 $   (244)     $    512      $   (617)     $    686
                                             ========      ========      ========      ========

DENOMINATOR:
  Weighted average of common
    shares outstanding                         41,981        33,458        39,409        33,458
  Effect of diluted securities:
    Preferred B Shares                         21,281        21,281        21,281        21,281
    Options                                        10            21            11            16
  Deduct diluted securities for net loss      (21,291)            -       (21,292)            -
                                             --------      --------      --------      --------

                                               41,981        54,760        39,409        54,755
                                             ========      ========      ========      ========

EARNINGS PER SHARE:                          $  (0.01)     $   0.01      $  (0.02)     $   0.01
                                             ========      ========      ========      ========

 10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the six months ended June 30, 2000 and June 30, 1999 were $5.5 million and $3.5 million, respectively. The amounts paid for income taxes in the six months ended June 30, 2000 and June 30, 1999 were $0.1 million and $1.6 million, respectively.

      In 2000, the Company converted $18.1 million of notes payable into 5.1 million common shares. Also in 2000, $13.7 million in mortgage debt was transferred to PEI in conjunction with asset sales to PEI; and Newport assumed $1.5 million in debt in conjunction with real estate construction and acquisitions. In January 2000, the notes receivable from certain officers were decreased by $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999. In the six months ended June 30, 1999, $2.9 million of debt was assumed related to the construction of an office building.

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

                                EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                               ----------

11. SEGMENT REPORTING, CONTINUED:

                                                        RETAIL &                     OPERATING
                                                          OTHER      HOSPITALITY     COMPANIES       OFFICE         TOTAL


THE THREE MONTHS ENDED JUNE 30, 2000:
Total revenues                                         $   2,728      $   1,957      $      43      $     507     $   5,235
                                                       ---------      ---------      ---------      ---------     ---------

Interest                                                   2,940             --             --             42         2,982
Depreciation and amortization                                306            108             --             32           446
General and administrative                                   971             --             28             --           999
Operating expenses                                           629          1,356             --            113         2,098
                                                       ---------      ---------      ---------      ---------     ---------
Total operating expenses                                   4,846          1,464             28            187         6,525
                                                       ---------      ---------      ---------      ---------     ---------
Net operating (loss) income                               (2,118)           493             15            320        (1,290)
  Real estate sales                                          983             --             --             --           983
  Benefit for income taxes                                    63             --             --             --            63
                                                       ---------      ---------      ---------      ---------     ---------
Net (loss) income                                      $  (1,072)     $     493      $      15      $     320     $    (244)
                                                       =========      =========      =========      =========     =========

Total assets                                           $ 250,458      $  26,156      $  23,445      $  18,346     $ 318,405
                                                       =========      =========      =========      =========     =========

THE THREE MONTHS ENDED JUNE 30, 1999:

Total revenues                                         $   4,135      $   1,559      $       7      $     515     $   6,216
                                                       ---------      ---------      ---------      ---------     ---------

Interest                                                   1,879             --             --             50         1,929
Depreciation and amortization                                679            161             --             43           883
General and administrative                                   629             --            106             --           735
Operating expenses                                           466          1,304             --            113         1,883
                                                       ---------      ---------      ---------      ---------     ---------
Total operating expenses                                   3,653          1,465            106            206         5,430
                                                       ---------      ---------      ---------      ---------     ---------
Net operating income (loss)                                  482             94            (99)           309           786
  Provision for income taxes                                (274)            --             --             --          (274)
                                                       ---------      ---------      ---------      ---------     ---------
Net (loss) income                                      $     208      $      94      $     (99)     $     309     $     512
                                                       =========      =========      =========      =========     =========

Total assets                                           $ 210,878      $  22,758      $  30,038      $  27,006     $ 290,680
                                                       =========      =========      =========      =========     =========

THE SIX MONTHS ENDED JUNE 30, 2000:

Total revenues                                         $   5,198      $   2,817      $      66      $     847     $   8,928
                                                       ---------      ---------      ---------      ---------     ---------

Interest                                                   6,248             --             --             85         6,333
Depreciation and amortization                                576            215              2             64           857
General and administrative                                 1,790             --             42             --         1,832
Operating expenses                                         1,005          2,338             --            330         3,673
                                                       ---------      ---------      ---------      ---------     ---------
Total operating expenses                                   9,619          2,553             44            479        12,695
                                                       ---------      ---------      ---------      ---------     ---------
Net operating (loss) income                               (4,421)           264             22            368        (3,767)
  Real estate sales                                        2,863             --             --             --         2,863
  Benefit for income taxes                                   287             --             --             --           287
                                                       ---------      ---------      ---------      ---------     ---------
Net (loss) income                                      $  (1,271)     $     264      $      22      $     368     $    (617)
                                                       =========      =========      =========      =========     =========


THE SIX MONTHS ENDED JUNE 30, 1999:

Total revenues                                         $   8,095      $   2,139      $   4,311      $     888     $  15,433
                                                       ---------      ---------      ---------      ---------     ---------

Interest                                                   3,435             --            419            100         3,954
Depreciation and amortization                              1,358            322            334             65         2,079
General and administrative                                 1,410             --          2,015             --         3,425
Operating expenses                                           801          2,007          1,809            259         4,876
                                                       ---------      ---------      ---------      ---------     ---------
Total operating expenses                                   7,004          2,329          4,577            424        14,334
                                                       ---------      ---------      ---------      ---------     ---------
Net operating income(loss)                                 1,091           (190)          (266)           464         1,099
  Provision for income taxes                                (413)            --             --             --          (413)
                                                       ---------      ---------      ---------      ---------     ---------
Net (loss ) income                                     $     678      $    (190)     $    (266)     $     464     $     686
                                                       =========      =========      =========      =========     =========

Continued                                              14

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


12.   RELATED PARTY TRANSACTIONS:

      In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.8 million was outstanding at June 30, 2000. The notes bear interest at a fixed rate of 7%, are recourse obligations of the note holders, and are due in March 2003. The total interest receivable at June 30, 2000 from these notes totaled $1.6 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

      In 2000, three properties and a joint venture interest were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.1 million. Also, at June 30, 2000, the Company had $3.6 million payable to PEI on a $10.0 million note which was repaid in July 2000. The Company subsequently entered into a separate $15.0 million credit facility with PEI of which $11.7 was borrowed to repay other debt. Finally, the Company offsets the general and administrative costs with reimbursements received monthly from PEI. In the six months ended June 30, 2000, $1.4 million was received as reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Legacy Corporation (the "Company") a Delaware corporation, was formed on November 17, 1997. The Company acquires, sells, develops, manages, invests, finances and operates real property and related businesses. The Company performs within three business units: 1) a commercial property unit which manages Company held properties. In this unit the company has Price Enterprises, Inc., a REIT,
2) a business investment unit where the Company pursues public and private operating real estate and real estate-related companies and/or their securities, and 3) a development unit where the Company develops signature projects that have unique locations, original concepts and significant competitive entry barriers.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

RENTAL REVENUE was $1.5 million during the three months ended June 30, 2000 compared to $3.1 million in the three months ended June 30, 1999 resulting in a decrease of $1.6 million. The sales of twelve properties accounted for a decrease of $2.3 million. Eight of these properties were leased to Wal-Mart Stores, Inc. ("Wal-Mart"), two of the properties were leased to Lowe's Home Centers, Inc. and two were leased to AMC Multi-Cinema. The Company's project in Newport, KY accounted for $0.5 million in 2000 related to a land lease which did not generate any revenues in 1999, and an office building the Company began master leasing and operating in 2000 accounted for $0.2 million in rental revenue.

OPERATING INCOME totaled $2.2 million in the three months ended June 30, 2000 compared to $2.0 million in the three months ended June 30, 1999 resulting in an increase of $0.2 million. The increase primarily relates to operations from The Grand Hotel.

INTEREST INCOME was $0.9 million in both the three months ended June 30, 2000 and 1999. Interest income is primarily generated from notes receivable and cash balances.

PARTNERSHIP INCOME AND OTHER REVENUES were approximately $0.7 million in the three months ended June 30, 2000 compared to $0.2 million in the three months ended June 30, 1999. In 2000, the Company recognized $0.2 million in income from its equity investment in Price Enterprises, Inc. ("PEI") which was consummated in November 1999. Additionally, the Company recognized $0.3 million related to a forfeited deposit on a property sale, and $0.2 million from its investments in joint ventures related to projects in Westminster, CO and Winnipeg, Canada.

INTEREST EXPENSE was $3.0 million in the three months ended June 30, 2000 compared to $2.0 million in the three months ended June 30, 1999. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for $1.4 million of interest expense in the three months ended June 30, 2000. An increase of $1.0 million relates to additional amounts borrowed on the Company's credit facilities and short term notes, primarily to fund its development projects. A decrease of $1.4 million relates to mortgage debt on properties that were sold in 1999 and 2000.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $0.4 million in the three months ended June 30, 2000 compared to $0.9 million in the three months ended June 30, 1999. The decrease of $0.5 million primarily relates to properties sold.

PROPERTY OPERATING EXPENSES were $0.6 million in both the three months ended June 30, 2000 and June 30, 1999 resulting in no significant change.

OTHER OPERATING EXPENSES were $1.4 million in the three months ended June 30, 2000 compared to $1.3 million in the three months ended June 30, 1999, resulting in an increase of $0.1 million. Expenses in both periods primarily related to the Grand Hotel.

GENERAL AND ADMINISTRATIVE EXPENSES were $1.0 million in the three months ended June 30, 2000 compared to $0.7 million in the three months ended June 30, 2000. The increase is primarily related to several executives who were working for another company and whose time was only partially paid by the Company in 1999.

THE NET GAIN FROM REAL ESTATE SALES was $1.0 million in 2000. This gain primarily related to land sold in 2000.

The Company recognized a benefit for income taxes of $0.1 million in the three months ended June 30, 2000 related to the net loss before income taxes of $0.3 million. A tax provision of $0.3 million was recognized by the Company in the three months ended June 30, 1999 related to the income before income taxes of $0.8 million.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

RENTAL REVENUE was $2.2 million during the six months ended June 30, 2000 compared to $6.4 million in the six months ended June 30, 1999 resulting in a decrease of $4.2 million. The sale of twelve properties accounted for a decrease of $5.0 million. The Company's project in Newport, KY accounted for $0.6 million in 2000 related to a land lease which did not generate any revenues in 1999, and an office building the Company began master leasing and operating in 2000 accounted for $0.2 million in rental revenue.

OPERATING INCOME totaled $3.3 million in the six months ended June 30, 2000 compared to $6.9 million in the six months ended June 30, 1999 resulting in a decrease of $3.6 million. In 1999, Millennia, a subsidiary of the Company, owned 19 car wash properties which generated $4.2 million of operating income. On March 31, 1999, these properties were sold for common shares in a publically traded company, Mace Security International, Inc. The Grand Hotel, which was not opened until the second half of 1998, generated $0.6 million of additional operating income in 2000 when compared to 1999.

INTEREST INCOME was $1.8 million in both the six months ended June 30, 2000 and 1999. Interest income is primarily generated from notes receivable and cash balances.

PARTNERSHIP INCOME AND OTHER REVENUES were approximately $1.7 million in the six months ended June 30, 2000 compared to $0.3 million in the six months ended June 30, 1999. In 2000, the Company recognized $0.9 million in income from its equity investment in PEI. Additionally, the Company recognized $0.3 million related to a forfeited deposit on a property sale and $0.5 million from its investments in joint ventures.

INTEREST EXPENSE was $6.3 million in the six months ended June 30, 2000 compared to $4.0 million in the six months ended June 30, 1999 resulting in an increase of $2.3 million. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for $3.1 million of interest expense in the six months ended June 30, 2000. An increase of $1.7 million relates to additional amounts borrowed on the Company's credit facilities and short term notes, primarily to fund its development projects. A decrease of $2.5 million relates to mortgage debt on properties that were sold in 1999 and 2000.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $0.9 million in the six months ended June 30, 2000 compared to $2.1 million in the six months ended June 30, 1999. The decrease of $1.2 million primarily relates to properties sold and the depreciation of Millennia assets in 1999 of $0.3 million.

PROPERTY OPERATING EXPENSES were $1.2 million in the six months ended June 30, 2000 compared to $1.1 million in the six months ended June 30, 1999. The increase of $0.1 million primarily relates to costs incurred in improving an office building in Scottsdale, AZ.

OTHER OPERATING EXPENSES were $2.4 million in the six months ended June 30, 2000 compared to $3.8 million in the six months ended June 30, 1999, resulting in a decrease of $1.4 million. In 1999, expenses of $1.8 million related to Millennia compared to $0 in 2000. The remaining net increase of $0.4 million primarily related to the Grand Hotel.


GENERAL AND ADMINISTRATIVE EXPENSES were $1.8 million in the six months ended June 30, 2000 compared to $3.4 million in the six months ended June 30, 1999. The primary reason for the decrease was a result of expenses incurred by Millennia in 1999.

THE NET GAIN FROM REAL ESTATE SALES was $2.9 million in 2000. This gain primarily related to two properties sold to PEI and land sold in 2000. An additional building was sold to PEI in 2000 of which there was no gain recorded as the Company is leasing back the building. There were no real estate sales in the six months ended June 30, 1999.

The Company recognized a benefit for income taxes of $0.3 million in the six months ended June 30, 2000 related to the net loss before income taxes of $0.9 million. A tax provision of $0.4 million was recognized by the Company in the six months ended June 30, 1999 related to the income before income taxes of $1.1 million.

The Company calculates EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the periods ended June 30, 2000 and 1999:


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          -------------------------  -------------------------
                                                            JUNE 30,       JUNE 30,     JUNE 30,       JUNE 30,
                                                              2000           1999        2000            1999
                                                          ------------  -----------  ------------  -----------
Net (loss) income                                            $  (244)     $   512      $  (617)     $   686

Depreciation and
    amortization (financial statements)                          446          883          857        2,079
Proportionate share of depreciation and
    amortization from equity investments:
       PEI                                                     2,281           --        4,371           --
       Other                                                     151                       345           --
Less depreciation of non-real estate assets                      (54)         (22)        (103)         (44)
Deferred tax (benefit) expense                                   (98)          57         (322)          91
                                                             -------      -------      -------      -------

    EBDADT                                                   $ 2,482      $ 1,430      $ 4,531      $ 2,812
                                                             =======      =======      =======      =======

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from asset sales and borrowings from debt were the primary source of capital to fund the Company's development and ongoing operations in the six months ended June 30, 2000.

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

In accordance with the stockholders agreement entered into in connection with the exchange offer, until a certain amount of PEI preferred stock is repurchased or tendered for, $7.5 million of cash flow, as defined, is required to be reinvested in PEI before dividends can be paid to its common shareholders. As such, cash available to service the Company's debt incurred to complete the PEI exchange offer is subject to this restriction. The Company does, however, directly benefit from savings in general and administrative expenses from managing the combined companies, and would receive its portion of PEI common stock dividends for cash flows in excess of the $7.5 million.

The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. In 2000, the Company announced its intention to sell a group of assets to repay the Company's short-term debt. The board of directors also approved the repurchase of up to 10% of the outstanding shares of common stock of the Company with excess proceeds. The ability to continue to fund its development projects is dependent on the Company's selling of assets or the procurement of equity or joint venture capital.

In addition to using proceeds from asset sales to repay debt and fund development projects, the Company has on file a $300.0 million shelf registration statement for the purpose of issuing debt securities, preferred stock, depositary shares, common stock, warrants or rights. Currently, there remains $286.5 million of securities available for issuance under this shelf.

The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development, mortgage debt maturities, and other investment opportunities, through the most advantageous sources of capital available to the Company at the time, which may include operating cash flows from existing properties and the completion of current development projects, the sale of common stock, preferred stock or debt securities through public offerings or private placements, entering into joint venture arrangements with financial partners, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets

In October 1999, the Company completed the sale of Millennia's assets to American Wash Services, Inc. ("AWS"), in exchange for 3,500,000 shares of common stock of the parent of AWS, Mace Security International, Inc. ("Mace"), a warrant to acquire an additional 62,500 shares of Mace common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. In conjunction with this transaction, Millennia had assigned the operations of its assets to AWS effective April 1, 1999, and thus did not receive cash flow from operations after April 1, 1999. In addition, Millennia acquired 250,000 common shares of Mace through a private placement at $2.00 per share and 250,000 common shares of US Plastic Lumber Corporation ("USPL") at $4.00 per share. The Mace and USPL common shares are subject to certain restrictions and not currently available for sale.

At June 30, 2000, the total debt of the Company consisted of the following: (i) $33.2 million in Debentures due 2004. These Debentures are traded on the American Stock Exchange and bear interest at 9% payable February 15 and August 15 of each year; (ii) $31.0 million outstanding on the Company's revolving credit facility. The facility bears interest at 10.1% as of June 30, 2000 and was repaid in July 2000; (iii) $9.4 million payable to The Sol and Helen Price Trust due 2004. This note bears interest at LIBOR plus 1.50% (8.1% at June 30,
2000) with interest only due monthly; (iv) $1.5 million related to Newport on the Levee LLC ("Newport") of which the Company owns 65%. This note bears interest at 10.0% and is due March 2001. An additional $3.2 million is available under this note. (v) $18.1 million in Senior Notes due 2004. These notes are traded on the American Stock Exchange and bear interest at 10% payable February 15 and August 15 of each year; (vi) $5.0 million secured note bearing interest at prime plus 2% (11.5% at June 30, 2000) due October 2000; (vii) $3.9 million unsecured note to PEI with an interest rate of 3.75% plus LIBOR. This note was repaid in July 2000 and a separate credit facility of $15.0 million was issued. Borrowings of $11.0 million were made to repay the Company's revolving credit facility noted above; (viii) A $2.1 million mortgage collateralized by an office building in Scottsdale, Arizona, of which monthly payments are approximately $25,000 with a balloon payment in 2006. The note bears interest at 8.25%; (ix) $1.2 million in other notes, primarily related to certain costs on a project in Anaheim.

The City of Newport has issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and
(iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $24.0 million of the bonds at June 30, 2000 from the trustee for construction incurred to date. The Company also has a 50% interest in a LLC which owns land in Orlando, Florida. The land was purchased for $17.8 million and has mortgage debt of $12.0 million secured by the land, and guaranteed by the Company.

At June 30, 2000, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company. The Preferred B Shares are convertible into common stock of the Company at the election of the Company or the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances.

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

At June 30, 2000, the Company had debts totaling $50.8 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.5 million, based on the outstanding balance at June 30, 2000. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at June 30, 2000 approximates fair value.


                                                                        Expected Maturity Date
                                                                      (dollar amounts in thousands)

                                               2000          2001          2002         2003            2004           There-
                                                                                                                        after
-------------------------------------     ----------      ---------      -------      ----------      ----------      ---------
Notes Receivable, including notes
   from affiliates                        $    4,013             --           --      $   23,609      $    5,518      $   1,051
      Average interest rate                    12.00%            --           --           12.00%          11.00%         10.00%
-------------------------------------     ----------      ---------      -------      ----------      ----------      ---------
Mortgages and NotesPayable                $   39,947      $   2,922      $   162      $      176      $   60,835      $   1,294
      Average interest rate                    10.58%          9.75%        8.25%           8.25%           9.16%          8.25%
-------------------------------------     ----------      ---------      -------      ----------      ----------      ---------
-------------------------------------     ----------      ---------      -------      ----------      ----------      ---------

                                            Total          Fair
                                                           Value
-------------------------------------     -----------      --------
Notes Receivable, including notes
   from affiliates                        $    34,191      $ 34,200
      Average interest rate                     11.78%
-------------------------------------     -----------      --------
Mortgages and NotesPayable                $   105,336      $106,000
      Average interest rate                      9.33%
-------------------------------------     -----------      --------
-------------------------------------     -----------      --------


                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual Meeting of Stockholders on June 7,
            2000.

        (b) See paragraph (c) below.

        (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

        Election of directors:

                                                 FOR                           WITHHELD
                                              ----------                      ---------
         Gary B. Sabin                        31,622,472                      1,044,031
         Richard B. Muir                      31,496,552                      1,169,951
         Kelly D. Burt                        31,622,472                      1,044,031
         Jack McGrory                         31,621,272                      1,045,231
         Richard J. Nordlund                  31,622,472                      1,044,031
         Robert E. Parsons, Jr.               31,622,472                      1,044,031
         Robert S. Talbott                    29,647,238                      3,019,265
         John H. Wilmot                       29,734,072                      2,932,431

        Approval of the Company's amended and restated stock option plan:

                                                 FOR        AGAINST       ABSTENTIONS
                                              ----------   ---------     -------------
                                              21,623,189   4,658,132         73,996


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K during the quarter

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EXCEL LEGACY CORPORATION
                                  (Registrant)


DATE:     August 11, 2000                  By: /s/ Gary B. Sabin
                                               -------------------------------
                                           GARY B. SABIN
                                           President and Chief Executive Officer



DATE:     August 11, 2000                  By: /s/ James Y. Nakagawa
                                               --------------------------------
                                           JAMES Y. NAKAGAWA
                                           Principal Financial Officer