Form 10-Q
period 2000-09-30
EXCEL LEGACY CORP
filed 2000-11-09
CIK 1050671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER: 0-23503

                            EXCEL LEGACY CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    33-0781747
     (State of incorporation)               (I.R.S. Employer Identification No.)


       17140 BERNARDO CENTER DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA 92128
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (858) 675-9400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at November 8, 2000
-----------------------------------      ---------------------------------------
Common Stock, $.01 par value                           40,401,486


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

           Consolidated Balance Sheets:
              September 30, 2000
              December 31, 1999 ................................................................................ 3

           Consolidated Statements of Income:
              Three Months Ended September 30, 2000
              Three Months Ended September 30, 1999
              Nine Months Ended September 30, 2000
              Nine Months Ended September 30, 1999.............................................................. 4

           Consolidated Statements of Changes in Stockholders' Equity:
              Nine Months Ended September 30, 2000
              Nine Months Ended September 30, 1999.............................................................. 5

           Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 2000
              Nine Months Ended September 30, 1999.............................................................. 6

           Notes to Consolidated Financial Statements........................................................... 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................22

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..................................................................23


                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                     ASSETS


                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2000                 1999
                                                                                  ---------------      --------------
    Real estate:
         Land                                                                     $        22,919      $       27,099
         Buildings                                                                         30,412              47,664
         Construction in progress                                                          27,058              27,380
         Leasehold interest                                                                 2,351               2,351
         Accumulated depreciation                                                          (1,958)             (2,303)
                                                                                  ---------------      --------------
             Net real estate                                                               80,782             102,191

    Cash                                                                                      505               1,767
    Accounts receivable, less allowance for bad debts of $37
         and $55 in 2000 and 1999, respectively                                               626                 739
    Notes receivable                                                                       36,392              28,380
    Investment in securities                                                              136,772             136,570
    Investment in partnerships                                                             21,403              18,341
    Interest receivable                                                                    11,670               8,929
    Pre-development costs                                                                  11,003              16,783
    Other assets                                                                            7,282               7,938
    Deferred tax asset                                                                      4,888               6,515
                                                                                  ---------------      --------------

                                                                                  $       311,323      $      328,153
                                                                                  ===============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
         Notes payable                                                            $        39,175      $       70,661
         Convertible debentures                                                            33,231              33,243
         Senior notes                                                                      18,067              18,067
         Mortgages payable                                                                  8,220              15,835
         Accounts payable and accrued liabilities                                           9,240               9,188
         Other liabilities                                                                  1,516                 151
                                                                                  ---------------      --------------

    Total Liabilities                                                                     109,449             147,145
                                                                                  ---------------      --------------

    Commitments and contingencies                                                               -                   -

    Minority interests                                                                      1,103                 969
                                                                                  ---------------      --------------

    Stockholders' equity:
         Series B Preferred stock, $.01 par value, 50,000,000 shares authorized,
             21,281,000 shares issued and outstanding                                         213                 213
         Common stock, $.01 par value, 150,000,000 shares authorized, 41,963,435 and 36,835,921 shares issued and outstanding in 2000 and 1999,
             respectively                                                                     420                 368
         Additional paid-in capital                                                       205,794             187,699
         Accumulated other comprehensive (loss) income, net of tax                           (109)                922
         Retained earnings                                                                  4,212               1,679
         Notes receivable from affiliates for common shares                                (9,759)            (10,842)
                                                                                  ---------------      --------------

             Total stockholders' equity                                                   200,771             180,039
                                                                                  ---------------      --------------

                                                                                  $       311,323      $      328,153
                                                                                  ===============      ==============


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ------------------------------   ----------------------------
                                                                 2000           1999             2000           1999
                                                            --------------- --------------   -------------- -------------
Revenues
     Operating income                                       $       3,025   $       2,208    $       6,280  $       9,106
     Partnership and other income                                   1,234             207            2,936            508
      Interest income                                               1,063             870            2,873          2,664
     Rental income                                                    574           2,141            2,735          8,581
                                                            --------------- --------------   -------------- -------------

         Total revenue                                              5,896           5,426           14,824         20,859
                                                            --------------- --------------   -------------- -------------

Operating expenses:
     Interest                                                       2,435           1,717            8,768          5,671
     Other operating expenses                                       1,814           1,330            4,252          5,146
     Property operating expenses                                      775             432            2,010          1,492
     General and administrative                                       592           1,047            2,424          4,472
     Depreciation and amortization                                    362             636            1,219          2,715
                                                            --------------- --------------   -------------- -------------

         Total operating expenses                                   5,978           5,162           18,673         19,496
                                                            --------------- --------------   -------------- -------------

Net operating (loss) income                                           (82)            264           (3,849)         1,363

Net gain from real estate sales and write-off of real
     estate related costs                                           5,495             481            8,358            481
                                                            --------------- --------------   -------------- -------------

Income before income taxes                                          5,413             745            4,509          1,844

Provision for income taxes                                          2,263             410            1,976            823
                                                            --------------- --------------   -------------- -------------

         Net income                                         $       3,150   $         335    $       2,533  $       1,021
                                                            =============== ==============   ============== =============

Basic net income per common share                           $        0.08   $        0.01    $        0.06  $        0.03
                                                            =============== ==============   ============== =============

Diluted net income per common share                         $        0.05   $        0.01    $        0.04  $        0.02
                                                            =============== ==============   ============== =============


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                   ----------


                                                 PREFERRED STOCK                 COMMON STOCK             ADDITIONAL  ACCUMULATED
                                           ----------------------------- -----------------------------     PAID IN   COMPREHENSIVE
                                               NUMBER         AMOUNT         NUMBER         AMOUNT         CAPITAL      INCOME
                                           --------------  ------------- --------------  ------------- -------------- ----------
SEPTEMBER 30 2000:

Balance at January 1, 2000                     21,281,000      $ 213         36,835,921      $ 368         $ 187,699      $  922

Conversion of notes payable to common stock
                                                        -          -          5,102,181         51            18,012           -

Issuance of common shares                               -          -             25,333          1                83           -

Repayment of Notes to affiliates                        -          -                  -          -                 -           -

Comprehensive income;
     Net loss                                           -          -                  -          -                 -           -
     Unrealized loss on marketable
         securities, net of tax
              Three months ended
                March 31, 2000                          -          -                  -          -                 -         391
                June 30, 2000                           -          -                  -          -                 -      (1,211)
                September 30, 2000                      -          -                  -          -                 -        (211)

Total comprehensive loss

                                           --------------  ------------- --------------  ------------- -------------- ----------
Balance at September 30, 2000                  21,281,000  $     213         41,963,435  $     420     $     205,794  $     (109)
                                           ==============  ============= ==============  ============= ============== ==========

SEPTEMBER 30, 1999:

Balance at January 1, 1999:                    21,281,000  $     213         33,457,804  $     335     $     174,508  $        -

Repayment of notes                                      -          -                  -          -                 -           -

Net income                                              -          -                  -          -                 -           -

                                           --------------  ------------- --------------  ------------- -------------- ----------
Balance at September 30, 1999                  21,281,000  $     213         33,457,804  $     335     $    174,508   $        -
                                           ==============  ============= ==============  ============= ============== ==========




                                                   TOTAL                         TOTAL
                                                  RETAINED        NOTES       STOCKHOLDERS
                                                  EARNINGS      RECEIVABLE       EQUITY
                                               ------------- --------------  --------------
SEPTEMBER 30 2000:

Balance at January 1, 2000                            $1,679      $ (10,842)      $ 180,039

Conversion of notes payable to common stock                -              -          18,063

Issuance of common shares                                  -              -              84

Repayment of Notes to affiliates                           -          1,083           1,083

Comprehensive income;
     Net loss                                          2,533              -           2,533
     Unrealized loss on marketable
         securities, net of tax
              Three months ended
                March 31, 2000                             -              -             391
                June 30, 2000                              -              -          (1,211)
                September 30, 2000                         -              -            (211)
                                                                              --------------
Total comprehensive loss                                                             (1,031)

                                               ------------- --------------  --------------
Balance at September 30, 2000                  $       4,212 $       (9,759) $      200,771
                                               ============= ==============  ==============

SEPTEMBER 30, 1999:

Balance at January 1, 1999:                    $       2,456 $      (10,872) $      166,640

Repayment of notes                                         -             30              30

Net income                                             1,021              -           1,021

                                               ------------- --------------  --------------
Balance at September 30, 1999                  $       3,477 $      (10,842) $      167,691
                                               ============= ==============  ==============


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------


                                                                                             NINE MONTHS ENDED
                                                                                   -------------------------------------
                                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                                         2000                1999
                                                                                   ----------------    -----------------
Cash flows from operating activities:
     Net income                                                                    $         2,533     $        1,021
     Adjustments to reconcile net income to net cash provided by operations:
         Gain from real estate sales net of write-off of real estate
           related costs                                                                    (8,358)              (481)
         Depreciation and amortization                                                       1,219              2,715
         Earnings from equity investments                                                    1,232                150
         Minority interests in income of partnerships                                          133                  4
     Change in accounts receivable and other assets                                          3,614             (4,650)
     Change in accounts payable and other liabilities                                        2,645              1,533
                                                                                   ----------------    -----------------

              Net cash provided by operating activities                                      3,018                292
                                                                                   ----------------    -----------------

Cash flows from investing activities:
     Proceeds from real estate sales                                                        44,019             37,858
     Real estate acquired and construction costs paid                                      (21,669)            (6,383)
     Pre-development costs paid                                                             (2,679)           (14,020)
     Investment in partnerships                                                             (3,062)            (8,504)
     Notes receivable issued                                                                (7,403)                 -
                                                                                   ----------------    -----------------

              Net cash used in investing activities                                          9,206              8,951
                                                                                   ----------------    -----------------

Cash flows from financing activities:
     Principal payments of notes and mortgages                                             (40,569)           (24,644)
     Borrowings from issuance of notes payable                                              27,083             23,576
                                                                                   ----------------    -----------------

              Net cash used by financing activities                                        (13,486)            (1,068)
                                                                                   ----------------    -----------------

              Net (decrease) increase in cash                                               (1,262)             8,175

Cash at the beginning of the periods                                                         1,767              1,387
                                                                                   ----------------    -----------------

Cash at the end of the periods                                                     $           505     $        9,562
                                                                                   ================    =================


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1999 Form 10-K.

     ORGANIZATION

     Excel Legacy Corporation (the "Company"), a Delaware corporation was formed on November 17, 1997. The Company was originally a wholly owned subsidiary of Excel Realty Trust, Inc. ("Excel"), a Maryland corporation now known as New Plan Excel Realty Trust, Inc. On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel (the "Spin-off"). Upon completion of the Spin-off, the Company ceased to be a wholly owned subsidiary of Excel and began operating as an independent public real estate operating company.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc. ("PEI") (Note 2) under the equity method of accounting however, because the holders of PEI preferred stock have the right to elect a majority of the PEI board of directors.

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

     INCOME TAXES

     The Company provides for income taxes under the liability method. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to carry forwards and to temporary differences between the tax and financial reporting basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on enacted tax laws and rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     DEFERRED LEASING AND LOAN ACQUISITION COSTS

     Costs incurred in obtaining tenant leases and long-term financing are amortized to other property expense and interest expense, respectively, on the straight-line and effective interest method over the terms of the related leases or debt agreements.

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements at December 31, 1999 and for the periods ended September 30, 1999 to conform with the current period's presentation.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


2.   PRICE ENTERPRISES, INC.

     In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of Price Enterprises, Inc., a Maryland corporation which is operated as a real estate investment trust ("PEI"). The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12,154,000 shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of September 30, 2000 and the periods then ended for PEI (in thousands):


                                                                                        THREE MONTHS       NINE MONTHS
                                                                                           ENDED              ENDED
      BALANCE SHEET                       SEPTEMBER 30,     INCOME STATEMENT:          SEPTEMBER 30,      SEPTEMBER 30,
                                               2000                                         2000              2000
                                         -----------------                             ---------------   ----------------
      Real estate, net of accumulated
           depreciation                        $ 559,528    Total revenue                   $ 18,767            $ 54,488
      Other assets                                75,967    Operating expenses                (4,356)            (11,810)
                                         -----------------
           Total assets                        $ 635,495    General and administrative          (769)             (2,281)
                                         =================
      Notes and mortgages payable              $ 167,223    Interest expense                  (2,890)             (7,199)
      Accounts payable and other                   4,805    Depreciation and                  (2,365)             (7,152)
      liabilities                                           amortization
                                         -----------------
                                                 172,028    Gain on sales of real                249                 249
                                                            estate
                                                                                       ---------------   ----------------
      83/4% Series A Preferred stock             353,404    Net income                         8,636              26,295
      Other stockholders'  equity                110,063    Preferred dividends               (8,354)            (25,005)
                                         -----------------                             ---------------   ----------------
      Total liabilities                                     Net income available
      and stockholders' equity                 $ 635,495    for common shares               $    282            $  1,290
                                         =================                             ===============   ================


     The following unaudited pro forma information for the periods ended September 30, 1999 have been presented as if the Company acquired approximately 91% of the common shares of PEI on January 1, 1999. The unaudited pro forma information makes certain assumptions regarding capital sources and interest rates and the pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred on January 1, 1999 (in thousands).


                                                                        THREE MONTHS         NINE MONTHS
                                                                            ENDED                ENDED
                                                                     SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                                    --------------------- --------------------
                                                                                    (PRO FORMA)
            Total revenue                                                 $   5,078              $ 25,364
            Operating expenses, excluding interest                           (3,195)              (13,075)
            Interest expense                                                 (3,854)              (10,694)
            Net gain on real estate sales                                       481                   481
            Income taxes                                                        484                  (916)
                                                                    --------------------- --------------------
            Net (loss) income                                             $  (1,006)             $  1,160
                                                                    ===================== ====================

            Net income per share
                 Basic                                                    $   (0.02)             $   0.03
                                                                    ===================== ====================
                 Diluted                                                  $   (0.02)             $   0.02
                                                                    ===================== ====================


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


            INVESTMENT IN USPL (IN THOUSANDS):                       SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                    --------------------- --------------------
            Cost                                                            $ 1,000               $ 1,000
            Unrealized (loss) gain                                             (109)                  922
                                                                    --------------------- --------------------
            Fair value                                                      $   891               $ 1,922
                                                                    ===================== ====================


4.   REAL ESTATE:

     In July 2000, the Company sold a property for approximately $28.2 million. In May 2000, the Company sold land for net proceeds of approximately $5.8 million. In February 2000, the Company sold three properties to PEI for approximately $24.4 million. Mortgage debt of approximately $14.3 million was transferred as part the sales. The Company entered into an agreement to lease one of these properties back from PEI. The sales of the above properties resulted in a net gain of $9.1 million. The gain was partially offset by certain real estate under contract for sale which were written down by $0.7 million to their estimated sales price.

     In the nine months ended September 30, 1999, the Company sold eight properties leased to Wal-mart and a land parcel for a net book gain of $1.9 million. Mortgage debt of $23.6 million was retired in conjunction with these sales. The Company also wrote-off $1.4 million in costs related to two development projects.

5.   NOTES RECEIVABLE:

     The Company had $36.4 million in notes receivable outstanding at September 30, 2000 related to various development projects. The notes bear interest at 11% to 12% per annum and are secured by the related projects. The notes mature on various dates between 2000 and the earlier of the sale of the related projects, or 2003 to 2004.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


6.   NOTES AND MORTGAGES PAYABLE:

     NOTES PAYABLE

     The Company had the following notes payable outstanding at September 30, 2000 and December 31, 1999:


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2000                1999
                                                                      ----------------   ----------------
                                                                                (IN THOUSANDS)
         Revolving $15.0 million unsecured credit facility bearing
         interest at Libor plus 3.75% (10.6% at September 30, 2000)
         due June 30, 2001.                                                $     4,700      $         -

         Revolving $40.0 million line of credit facility with PEI
         bearing interest at Libor plus 3.75% (10.6% at September 30,
         2000) to 12.50% due December 2002.                                     16,500                -

         Note payable to The Sol and Helen Price Trust bearing
         interest at Libor plus 1.50% (8.0% at September 30, 2000) due
         November 2004.  The note is secured by some of the Company's
         PEI common shares                                                       9,347           27,347

         Note payable to an individual bearing interest at Prime plus
         2% (11.5% at September 30, 2000) repaid in October 2000.                5,000            5,000

         Note payable outstanding on a $4.7 million facility related to
         Newport on the Levee, LLC, bearing interest at Prime plus
         0.5% (10.0% at September 30, 2000), due March 2001.                     2,098                -

         Revolving $35.0 million secured credit facility bearing
         interest at Libor plus 3.75% repaid in July 2000.                           -           32,103

         Other                                                                   1,530            6,211
                                                                      ----------------   ----------------

         Total                                                             $    39,175      $    70,661
                                                                      ================   ================


     The Company has a 65% interest in Newport on the Levee, LLC ("Newport") that is developing an entertainment retail project in Newport, KY. In addition to the $2.1 million note in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and (iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $29.2 million of the bonds at September 30, 2000 from the trustee for construction incurred to date.

     The Company also has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a total book basis of $18.5 million at September 30, 2000 and mortgage debt of $8.9 million which is guaranteed by the Company. The Company also has approximately $21.0 million of guaranteed debt related to other development projects.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


6.   NOTES AND MORTGAGES PAYABLE, CONTINUED:

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

     MORTGAGE PAYABLE

     The Company had $8.2 million in mortgage payables outstanding at September 30, 2000 secured by real estate. Of this amount, $2.0 million was transferred as part of a sale of an office building to PEI in October 2000. The remaining $6.2 million relates to land acquired in Anaheim, CA. This note bears interest at 6.0% per annum and is due in September 2002.

     The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):


                         YEAR ENDED DECEMBER 31,
                         -----------------------
                         2000 (remaining three months)                    $   5,792
                         2001                                                 7,698
                         2002                                                22,864
                         2003                                                   176
                         2004                                                60,835
                         Thereafter                                           1,328
                                                                    ------------------
                                                                          $  98,693
                                                                    ==================


7.   INCOME TAXES:

     At September 30, 2000, the Company had a net deferred tax asset of $4.9 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


7.   INCOME TAXES, CONTINUED:


                                                                          FEDERAL               STATE
                                                                    --------------------- --------------------
            NINE MONTHS ENDED SEPTEMBER 30, 2000:
                 Current payable                                           $    114              $   236
                 Deferred tax benefit                                         1,016                  610
                                                                    --------------------- --------------------
                 Benefit (provision) for income taxes                      $  1,130              $   846
                                                                    ===================== ====================

            NINE MONTHS ENDED SEPTEMBER 30, 1999
                 Current benefit                                           $   (835)             $  (179)
                 Deferred tax expense                                         1,483                  354
                                                                    --------------------- --------------------
                 Provision for income taxes                                $    648              $   175
                                                                    ===================== ====================


8.   CAPITAL STOCK:

     In March 2000, $18.0 million of notes payable were converted into 5.1 million shares of the Company's common stock.

9.   EARNINGS PER SHARE (EPS):

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ------------------------------- -------------------------------
                                                               2000            1999            2000            1999
                                                          --------------- --------------- --------------- ---------------
         BASIC EPS

         Numerator:
              Net income                                       $  3,150        $    335        $  2,533        $  1,021
                                                          =============== =============== =============== ===============
         Denominator:
           Weighted average of common shares
              outstanding                                        41,981          33,458          40,267          33,458
                                                          =============== =============== =============== ===============

         Earnings Per Share:                                   $   0.08        $   0.01        $   0.06        $   0.03
                                                          =============== =============== =============== ===============


                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


9.   EARNINGS PER SHARE (EPS), CONTINUED:


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ------------------------------- -------------------------------
                                                               2000            1999            2000            1999
                                                          --------------- --------------- --------------- ---------------
         DILUTED EPS

         Numerator:
               Net income                                      $  3,150        $    335        $  2,533        $  1,021
                                                          =============== =============== =============== ===============
         Denominator:
              Weighted average of common shares
                  outstanding                                    41,981          33,458          40,267          33,458
              Effect of diluted securities:
                  Preferred B shares                             21,281          21,281          21,281          21,281
                  Options                                             -              48               -              47
                                                          =============== =============== =============== ===============
                                                                 63,262          54,787          61,548          54,786
                                                          =============== =============== =============== ===============

         Earnings Per Share:                                   $   0.05        $   0.01        $   0.04        $   0.02
                                                          =============== =============== =============== ===============


10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amounts paid for interest during the nine months ended September 30, 2000 and September 30, 1999 were $8.6 million and $4.7 million, respectively. The amounts paid for income taxes in the nine months ended September 30, 2000 and September 30, 1999 were $0.2 million and $0.6 million, respectively.

     In 2000, the Company converted $18.1 million of notes payable into 5.1 million common shares. Also in 2000, $13.7 million in mortgage debt was transferred to PEI in conjunction with asset sales to PEI; and Newport assumed $2.1 million in debt in conjunction with real estate construction and acquisitions. In January 2000, the notes receivable from certain officers were decreased by $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999. In the nine months ended September 30, 1999, $3.8 million of debt was assumed related to the construction of an office building.

11.  SEGMENT REPORTING:

     The Company's primary business segments consist of the Commercial Property Unit, the Development Unit, and the Investment Unit. The Commercial Property Unit manages Company held operating properties and includes its investment in PEI. The Development Unit develops real estate projects and the Business Unit pursues and invests in public and private real estate-related companies and/or their securities. Certain revenues and expenses such as general and administrative not specifically incurred by specific segments, and corporate income taxes have been grouped with "General and Administrative" for presentation purposes.

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


11.  SEGMENT REPORTING, CONTINUED:


                                           COMMERCIAL       DEVELOPMENT      INVESTMENT      GENERAL AND
                                          PROPERTY UNIT         UNIT            UNIT        ADMINISTRATIVE        TOTAL
                                         ----------------  --------------- ---------------  ---------------  ---------------
     THREE MONTHS ENDED SEPT. 30, 2000:

     Total revenues                      $         703     $      1,331    $      3,603     $        259     $      5,896
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Interest                                       41                                             2,394            2,435
                                                                      -               -
     Depreciation and amortization                  38               75             118              131              362
     General and administrative                      -                -               -              592              592
     Operating expenses                            398              203           1,988                -            2,589
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Total operating expenses                      477              278           2,106            3,117            5,978
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net operating income (loss)                   226            1,053           1,497           (2,858)             (82)
          Real estate sales                          -            5,495               -               -             5,495
          Provision for income taxes                 -                -               -           (2,263)          (2,263)
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net income                          $         226     $      6,548    $      1,497     $    (5,121)     $      3,150
                                         ================  =============== ===============  ===============  ===============

     Total assets                        $     122,841     $    125,891    $     52,355     $    10,236      $    311,323
                                         ================  =============== ===============  ===============  ===============

     THREE MONTHS ENDED SEPT. 30, 1999:

     Total revenues                      $       1,876     $      1,040    $      2,173     $        337     $      5,426
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Interest                                      687                -               -            1,030            1,717
     Depreciation and amortization                 257              143             218               18              636
     General and administrative                      -                -              37            1,010            1,047
     Operating expenses                            132              170           1,460                -            1,762
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Total operating expenses                    1,076              313           1,715            2,058            5,162
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net operating income                          800              727             458           (1,721)             264
          Real estate sales                        813             (332)              -                -              481
          Provision for income taxes                 -                -               -             (410)            (410)
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net income                          $       1,613     $        395    $        458     $     (2,131)    $        335
                                         ================  =============== ===============  ===============  ===============

     Total assets                        $      62,302     $    118,129    $     59,275     $      6,572     $    246,278
                                         ================  =============== ===============  ===============  ===============

     NINE MONTHS ENDED SEPT. 30, 2000:

     Total revenues                      $       2,426     $      4,473    $      7,210     $        715     $     14,824
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Interest                                      285                -              64            8,419            8,768
     Depreciation and amortization                 137              360             565              157            1,219
     General and administrative                      -                -              42            2,382            2,424
     Operating expenses                          1,077              713           4,472                -            6,262
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Total operating expenses                    1,499            1,073           5,143           10,958           18,673
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net operating income                          927            3,400           2,067          (10,243)          (3,849)
          Real estate sales                          -            5,495               -            2,863            8,358
          Provision for income taxes                 -                -               -           (1,976)          (1,976)
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net income                          $         927     $      8,895    $      2,067     $     (9,356)    $      2,533
                                         ================  =============== ===============  ===============  ===============

     NINE MONTHS ENDED SEPT. 30, 1999:

     Total revenues                      $       7,494     $      3,226    $      8,994     $      1,145     $     20,859
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Interest                                    3,398                -             419            1,854            5,671
     Depreciation and amortization               1,210              428           1,028               49            2,715
     General and administrative                      -                -           1,808            2,664            4,472
     Operating expenses                            317              783           5,538                -            6,638
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Total operating expenses                    4,925            1,211           8,793            4,567           19,496
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net operating income                        2,569            2,015             201           (3,422)           1,363
          Real estate sales                        813             (332)              -                -              481
          Provision for income taxes                 -                -               -             (823)            (823)
                                         ----------------  --------------- ---------------  ---------------  ---------------
     Net income                          $       3,382     $      1,683    $        201     $    (4,245)     $     1,021
                                         ================  =============== ===============  ===============  ===============


                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


12.  RELATED PARTY TRANSACTIONS:

     In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.8 million was outstanding at September 30, 2000. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at September 30, 2000 from these notes totaled $1.6 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

     In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $3.9 million of the above personal debt in October 2000, upon which the Company recorded 1.56 million shares as repurchased.

     In 2000, three properties and a joint venture interest were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.1 million. Also, at September 30, 2000, the Company had $16.5 million payable to PEI on a $40.0 million note. In October 2000, an additional property was sold to PEI for $9.6 million. Finally, the Company offsets the general and administrative costs with reimbursements received monthly from PEI. In the nine months ended September 30, 2000, approximately $2.2 million was received as reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

The Company acquires, sells, develops, manages, invests, finances and operates real property and related businesses. The Company performs within three business units: 1) a commercial property unit which manages Company held properties. In this unit the company has Price Enterprises, Inc., a REIT, 2) a business investment unit where the Company pursues public and private operating real estate-related companies and/or their securities, and 3) a development unit where the Company develops signature projects that have unique locations, original concepts and significant competitive entry barriers.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING INCOME totaled $3.0 million in the three months ended September 30, 2000 compared to $2.2 million in the three months ended September 30, 1999 resulting in an increase of $0.8 million. The increase primarily relates to operations from The Grand Hotel.

PARTNERSHIP INCOME AND OTHER REVENUES were approximately $1.2 million in the three months ended September 30, 2000 compared to $0.2 million in the three months ended September 30, 1999. In 2000, the Company recognized $1.0 million from a joint venture, which owns land in Orlando, Florida. The gain was primarily related to 235 acres of land sold in September 2000. In the three months ended September 30, 2000, the Company also recognized $0.2 million in income from its equity investment in PEI, which was consummated in November 1999. In 1999, the Company's partnership and other revenue was primarily derived from its equity investment in a joint venture owning property in Westminster, CO which was transferred to PEI in 2000.

INTEREST INCOME was $1.0 million in the three months ended September 30, 2000 and $0.9 million in the three months ended September 30, 1999. Interest income is primarily generated from notes receivable and cash balances. The increase of $0.1 million was primarily related to additional notes receivable advances in 2000.

RENTAL REVENUE was $0.6 million during the three months ended September 30, 2000 compared to $2.1 million in the three months ended September 30, 1999 resulting in a decrease of $1.5 million. The sales of twelve properties accounted for a decrease of $1.5 million. Eight of these properties were leased to Wal-Mart Stores, Inc. ("Wal-Mart"), two of the properties were leased to Lowe's Home Centers, Inc. and two were leased to AMC Multi-Cinema. In addition, $0.1 million of decreased rental revenue related to properties that are planned for sale. This decrease was offset by $0.1 million related to rental revenue of land from the Company's project in Newport, KY which did not generate any such income in 1999.

INTEREST EXPENSE was $2.4 million in the three months ended September 30, 2000 compared to $1.7 million in the three months ended September 30, 1999. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for approximately $1.4 million of interest expense in the three months ended September 30, 2000. A decrease of $0.7 million relates to mortgage debt on properties that were sold in 1999 and 2000.

OTHER OPERATING EXPENSES were $1.8 million in the three months ended September 30, 2000 compared to $1.3 million in the three months ended September 30, 1999, resulting in an increase of $0.5 million. The expenses in both periods primarily related to the Grand Hotel. In addition to the Grand Hotel, $0.4 million in 2000 related to the Company's project in Daniel's Head, Bermuda that is now partially operating.

PROPERTY OPERATING EXPENSES were $0.8 million in the three months ended September 30, 2000 compared to $0.4 million in the three months ended September 30, 1999. Two properties located in Scottsdale, AZ and Palm Springs,

CA accounted for $0.2 million of the increase, primarily related to improving the properties for sale. The remaining $0.2 million primarily relates to an office building located in San Diego that the Company master leases from PEI.

GENERAL AND ADMINISTRATIVE EXPENSES were $0.6 million in the three months ended September 30, 2000 compared to $1.0 million in the three months ended September 30, 1999. The decrease primarily relates to reimbursements from PEI in 2000.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $0.4 million in the three months ended September 30, 2000 compared to $0.6 million in the three months ended September 30, 1999. The decrease of $0.2 million primarily relates to properties sold.

THE NET GAIN FROM REAL ESTATE SALES AND WRITE-OFF OF REAL ESTATE RELATED COSTS was $5.5 million in the three months ended September 30, 2000 and primarily related to a $6.2 million gain from the sale of the Galleria in Scottsdale, AZ. The gain was offset by reserves of $0.7 million to the estimated prices for properties put under contract for sale in the quarter. In the three months ended September 30, 1999, the net gain was $0.5 million. The Company incurred a gain from the sale of the eight properties leased to Wal-Mart of $0.8 million and the sale of a land parcel of $1.1 million. These gains were offset by a write-off of $1.4 million of costs related to development projects in Scottsdale, Arizona and Indianapolis, Indiana.

The Company recognized a PROVISION FOR INCOME TAXES of $2.3 million in the three months ended September 30, 2000 compared to $0.4 million in the three months ended September 30, 1999 related to income before taxes of $5.4 million and $0.7 million, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING INCOME totaled $6.3 million in the nine months ended September 30, 2000 compared to $9.1 million in the nine months ended September 30, 1999 resulting in a decrease of $2.8 million. In 1999, Millennia, a subsidiary of the Company, owned car wash properties that generated $4.3 million of operating income. On March 31, 1999, these properties were sold for common shares in a publicly traded company, Mace Security International, Inc. This decrease was offset by a) The Grand Hotel, which was not opened until the second half of 1998, generated $0.9 million of additional operating income in 2000 when compared to 1999. b) the Company's project in Daniel's Head, Bermuda which partially opened in the period, contributed $0.1 million, c) the Company's project in Newport, KY contributed $0.3 million and d) other Company investments contributed $0.2 million.

PARTNERSHIP INCOME AND OTHER REVENUES were approximately $2.9 million in the nine months ended September 30, 2000 compared to $0.5 million in the nine months ended September 30, 1999. In 2000, the Company recognized $1.0 million from a joint venture that owns land in Orlando, Florida. In 2000, the Company recognized $1.1 million in income from its equity investment in PEI . Additionally, the Company recognized $0.3 million related to a forfeited deposit on a property sale and $0.5 million from its investments in joint ventures.

INTEREST INCOME was $2.9 million in the nine months ended September 30, 2000 compared to $2.7 million in the nine months ended September 30, 1999 and primarily related to higher average note receivable balances in 2000.

RENTAL REVENUE was $2.7 million during the nine months ended September 30, 2000 compared to $8.6 million in the nine months ended September 30, 1999 resulting in a decrease of $5.9 million. The sale of twelve properties accounted for a decrease of $6.6 million. Offsetting this decrease was the Company's project in Newport, KY which accounted for $0.7 million in 2000 related to a land lease that did not generate any revenues in 1999.

INTEREST EXPENSE was $8.8 million in the nine months ended September 30, 2000 compared to $5.7 million in the nine months ended September 30, 1999 resulting in an increase of $3.1 million. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for $4.5 million of interest expense in the nine months ended September 30, 2000. An increase of $1.8 million relates to additional amounts borrowed on the Company's credit facilities and short-term notes, primarily to fund its development projects. A decrease of $3.2 million relates to mortgage debt on properties that were sold in 1999 and 2000.

OTHER OPERATING EXPENSES were $4.3 million in the nine months ended September 30, 2000 compared to $5.1 million in the nine months ended September 30, 1999, resulting in a decrease of $0.8 million. In 1999, expenses of $1.8 million related to Millennia compared to $0 in 2000. The remaining net increase of $1.0 million primarily related to the Grand Hotel and operational costs of the Company's project in Bermuda that partially opened in the third quarter of 2000.

PROPERTY OPERATING EXPENSES were $2.0 million in the nine months ended September 30, 2000 compared to $1.5 million in the nine months ended September 30, 1999. A property located in Scottsdale, AZ accounted for $0.2 million of the increase, primarily related to improving the property for sale. The remaining $0.3 million primarily relates to an office building located in San Diego that the Company master leases from PEI.

GENERAL AND ADMINISTRATIVE EXPENSES were $2.4 million in the nine months ended September 30, 2000 compared to $4.5 million in the nine months ended September 30, 1999. The primary reason for the decrease was a result of expenses incurred by Millennia in 1999.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.2 million in the nine months ended September 30, 2000 compared to $2.7 million in the nine months ended September 30, 1999. The decrease of $1.5 million primarily relates to properties sold and the depreciation of Millennia assets in 1999 of $0.3 million.

THE NET GAIN FROM REAL ESTATE SALES AND WRITE-OFF OF REAL ESTATE RELATED COSTS was $8.4 million in 2000 compared to $0.5 million in 1999. This gain in 2000 related to the Galleria in Scottsdale, AZ , two properties sold to PEI and land sold. An additional building was sold to PEI in 2000 of which there was no gain recorded as the Company is leasing back the building. In 1999, the net gain was $0.5 million. The Company recognized a gain from the sale of the eight properties leased to Wal-Mart of $0.8 million and the sale of a land parcel of $1.1 million. These gains were offset by a write-off of $1.4 million of costs related to development projects in Scottsdale, Arizona and Indianapolis, Indiana.

The Company recognized a PROVISION FOR INCOME TAXES of $2.0 million in the nine months ended September 30, 2000 compared to $0.8 million in the nine months ended September 30, 1999 related to income before taxes of $4.5 million and $1.4 million, respectively

The Company calculates EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the periods ended September 30, 2000 and 1999:


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ------------------------------- -------------------------------
                                                                 2000            1999            2000            1999
                                                            --------------- --------------- --------------- ---------------
Net income                                                      $ 3,150         $   335        $  2,533        $  1,021
Depreciation and amortization (financial statements)                362             636           1,219           2,715
Proportionate share of depreciation and amortization from
     equity investments:
     PEI                                                          2,118               -           6,489               -
     Other                                                           95               -             440               -
Less depreciation of non-real estate assets                         (53)            (20)           (156)            (64)
Deferred tax expense                                              1,948           1,746           1,626           1,837
                                                            --------------- --------------- --------------- ---------------
EBDADT                                                          $ 7,620         $ 2,697        $ 12,151        $  5,509
                                                            =============== =============== =============== ===============


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from asset sales and borrowings from debt were the primary source of capital to fund the Company's development and ongoing operations in the nine months ended September 30, 2000.

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

The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. In April 2000, the Company announced its intention to sell a group of assets to repay the Company's short-term debt. The board of directors also approved the repurchase of up to 10% of the outstanding shares of common stock of the Company with excess proceeds. At the time, there was $45.1 million of principal debt due in 2000. Of the $99.7 million of total debt outstanding on September 30, 2000, $6.0 million was due in 2000 of which $5.0 million was repaid in October 2000. The debt that was due during the year was repaid from asset sales and debt refinancing. The ability to continue to fund its development projects is dependent on the Company's selling of assets, the procurement of equity or joint venture capital, or the ability to raise additional debt. The Company currently has a $40 million revolving line of credit due in 2002 with PEI of which $16.5 million was outstanding at September 30, 2000 and a $15.0 million revolving credit facility with Fleet National Bank due in June 2001 of which $4.5 million was outstanding at September 30, 2000.

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

The City of Newport has issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (i) $18.7 million maturing 2027 with interest at 8.375%; (ii) $20.5 million maturing 2018 with interest at 8.5%; and
(iii) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $29.2 million of the bonds at September 30, 2000 from the trustee for construction incurred to date.

The Company also has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a remaining land basis at September 30, 2000 of $18.5 million and has mortgage debt of $8.9 million secured by the land and guaranteed by the Company. The Company had $21.0 million of additional guaranteed debt related to several development projects at September 30, 2000.

At September 30, 2000, the Company had 21,281,000 shares of Series B Preferred Stock outstanding (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends payable in an amount per share equal to the cash dividends, if any, on the shares of common stock into which the Preferred B Shares are convertible. Holders of the Preferred B Shares are also entitled to a liquidation preference of $5.00 per share, plus a premium of 7% per annum, in the event of any liquidation, dissolution or other winding up of the affairs of the Company. The Preferred B Shares are convertible into common stock of the Company at the election of the Company or the holders at any time, on a one-for-one basis, subject to adjustment in certain circumstances.

In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $3.9 million of the personal debt in October 2000, upon which the Company recorded 1.56 million shares as repurchased.

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

At September 30, 2000, the Company had debts totaling $37.6 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.4 million, based on the outstanding balance at September 30, 2000. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at September 30, 2000 approximates fair value.


                                                  EXPECTED MATURITY DATE
                                               (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                  FAIR
                                    2000       2001       2002        2003       2004    THEREAFTER    TOTAL     VALUE
--------------------------------------------------------------------------------------------------------------------------
Notes Receivable, including         $4,013       -          -       $22,554      $5,518     $1,051    $34,191    $34,200
   notes from affiliates             12.00%      -          -         12.00%      11.00%     10.00%     11.78%
   Average interest rate
--------------------------------------------------------------------------------------------------------------------------
                                    $5,992     $7,698    $22,864       $176     $60,835     $1,327   $ 98,892   $ 98,000
Mortgages and Notes Payable          11.16%     10.20%      9.28%      8.25%       9.16%      8.25%      9.38%
   Average interest rate
--------------------------------------------------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  10.1 Form of Stock Purchase Agreement dated as of September 25, 2000 by and between the Company and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.

                  10.2 Form of Loan Assumption Agreement dated as of September 25, 2000 by and between the Company and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.

                  10.3 Amended and Restated Revolving Credit Agreement dated as of October 16, 2000 among the Company and Fleet National Bank.

                  10.4 First Amended and Restated Promissory Note and Revolving Line of Credit dated September 27, 2000 by and among the Company and PEI.

                  27.1     Financial Data Schedule

              (b) Reports on Form 8-K during the quarter

                  A Current Report on Form 8-K was filed with the Commission on July 20, 2000 regarding the Company's sale of a property located in Scottsdale, AZ to J.E.M.B. Realty Corporation.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EXCEL LEGACY CORPORATION
                                      (REGISTRANT)


DATE:     November 8, 2000            By: /s/ Gary B. Sabin
                                          ----------------------------------
                                          GARY B. SABIN
                                          President and Chief Executive Officer



DATE:     November 8, 2000            By: /s/ James Y. Nakagawa
                                          ----------------------------------
                                          JAMES Y. NAKAGAWA
                                          Principal Financial Officer