Form 10-K405
period 2000-12-31
EXCEL LEGACY CORP
filed 2001-03-20
CIK 1050671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $116,960,753 as of March 14, 2001 based on the $2.15 closing price on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at March 14, 2001
 ------------------------------------    ------------------------------------
   Common Stock, $.01 par value                       61,540,849

Documents incorporated by reference: Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the Commission are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

Excel Legacy Corporation (the "Company" or "Legacy"), a Delaware corporation, was formed on November 17, 1997. The Company was originally a wholly-owned subsidiary of Excel Realty Trust, Inc. ("Excel"), now known as New Plan Excel Realty Trust, Inc., a Maryland corporation and a real estate investment trust ("REIT"). On March 31, 1998, Excel effected a spin-off of the Company through a special dividend to the holders of common stock of Excel of all of the outstanding common stock of the Company held by Excel.

In connection with this spin-off, Excel transferred real properties, notes receivable and related assets and liabilities to Legacy. In addition to operating, developing or disposing of assets obtained from the spin-off, Legacy intends to pursue various real estate projects including:

     o developing mixed-use entertainment projects that have the potential for substantial capital gains but which may take several years to fully develop,
     o investing in securities of real estate related operating companies where significant influence may be exerted to enhance the value of the companies,
     o investing in properties requiring significant restructuring or redevelopment to create substantial value, such as changing the use, tenant mix or focus of a property, and
     o opportunistic buying and selling of commercial properties or real estate related and other companies.

The Company's executive offices are located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128 and its telephone number is (858) 675-9400. The Company also has an office in West Bountiful, Utah which coordinates the Company's acquisitions and dispositions and property management offices in Fountain Valley, California, San Diego, California, and Fairfax, Virginia. As of March 13, 2001, the Company and its subsidiaries had approximately 188 employees.

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

Development - The Company may from time to time undertake, directly or through joint venture financing, long-term, development projects that have the potential for substantial gains but which may take three to five years or more to fully develop, with particular emphasis on mixed-use retail entertainment projects. To the extent the Company provides joint venture financing, the developer will often bear a portion of the economic risks associated with the construction, development and initial lease of properties. Under this financing method, the Company may enter into an equity joint venture or make a participating subordinated loan to the developer wherein the Company would receive a stated preferred return together with a share of the development profits.

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

POLICIES WITH RESPECT TO OTHER ACTIVITIES

The Company does not qualify as a REIT, but it may, from time to time, invest in REITs and sell properties or entities to REITs for cash and/or securities. Further, it may spin-off to its common stockholders shares of its subsidiaries or shares of other entities it has acquired through the sale of its properties, investments or otherwise. These spin-offs may involve the formation of new entities and may be taxable or non-taxable, depending upon the facts and circumstances. The Company may pursue strategies, such as portfolio and other acquisitions, to take advantage of the tax benefits of PEI's REIT status.

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

PRINCIPAL TENANTS

As of December 31, 2000, a ground lease with an aquarium in Newport, Kentucky accounted for approximately 6% of the Company's total revenues in 2000. The Company had no other tenants at December 31, 2000 that accounted for a significant amount of the Company's revenues.

PEI - The eight largest tenants in the PEI portfolio accounted for approximately 45% of its total Gross Leasable Area ("GLA") and approximately 53% of its total annualized revenues as of December 31, 2000. The table below presents certain information about these tenants (dollars in thousands):

                                                           PERCENT OF     ANNUAL      PERCENT OF
                                NUMBER OF    AREA UNDER    GLA UNDER      MINIMUM     TOTAL ANNUAL
     TENANT                      LEASES    LEASE (SQ. FT)    LEASE         RENT       MINIMUM RENT
                               ----------   ----------    ----------    ----------    ----------
     Costco                             4      618,192          15.8%   $  8,484.7          18.7%
     The Sports Authority               7      298,217           7.6%      3,720.4           8.2%
     The Home Depot                     2      214,173           5.5%      2,775.2           6.1%
     AT&T Wireless                      1      156,576           4.0%      2,415.7           5.3%
     Kmart                              1      110,054           2.8%      2,027.2           4.5%
     Marshall's                         2       87,968           2.2%      1,889.5           4.2%
     Borders Books and Music            2       62,999           1.6%      1,655.7           3.7%
     Lowe's                             2      230,659           5.9%      1,207.8           2.7%
                               ----------   ----------    ----------    ----------    ----------
                                       21    1,778,838          45.4%   $ 24,176.2          53.4%
                               ==========   ==========    ==========    ==========    ==========

ITEM 2.           PROPERTIES

The Company's largest investment is its 91.3% interest in the PEI common stock. At December 31, 2000, PEI owned 30 commercial real estate properties and held one property with a 19-year ground lease, in addition to land in Tucson, AZ, Temecula, CA and San Diego/Pacific Beach, CA held for future development. These properties encompass approximately 4.4 million square feet of GLA and were 95% leased. The five largest properties include 1.5 million square feet of GLA that generate annual minimum rent of $24.6 million, based on leases existing as of December 31, 2000.

In addition to the commercial properties PEI owned at December 31, 2000 are four self storage facilities. One of these facilities, San Diego, CA, is located on the same site as PEI's commercial property. The commercial property located in Azusa, CA was sold during the year, but PEI retained the self storage facility. PEI's other two self storage facilities are stand-alone properties. At year end, these facilities had 0.7 million square feet of GLA and were 96% occupied.

PEI also has a 50% interest in three joint ventures which own retail properties in Fresno, CA, Westminster, CO and Bend, OR. Below is a summary of the PEI properties, excluding the joint venture investments:

                                                   LEASES IN EFFECT AS OF DECEMBER 31, 2000
                                          ---------------------------------------------------------
                                           NUMBER          GROSS                            ANNUAL
                                             OF           LEASABLE         PERCENT         MINIMUM
COMMERCIAL PROPERTIES                     TENANTS       AREA (SQ FT)        LEASED         RENT (1)
---------------------                     -------       ------------        ------         --------
                                                          (000's)                          ($000's)
Westbury, NY                                   8            398.6            100%          $7,765.0
Pentagon City, VA                              9            336.8            100%           6,928.6
Wayne, NJ (2)                                  5            343.9             93%           4,368.7
Philadelphia, PA                              22            308.7             98%           3,085.6
Sacramento/Bradshaw, CA                        1            156.6            100%           2,415.7
Roseville, CA                                 19            188.5            100%           2,415.3
Signal Hill, CA                               13            154.8             97%           2,335.7
Seekonk, MA                                   12            213.9             98%           1,954.2
Glen Burnie, MD                               10            154.6             87%           1,699.8
San Diego, CA (3)                              3            443.2            100%           1,661.7
San Diego/Rancho San Diego, CA                19             98.4             97%           1,198.9
Scottsdale, AZ                                22             68.0             79%           1,072.3
San Diego/Carmel Mountain, CA                  7             35.0            100%             941.7
Inglewood, CA                                  1            119.9            100%             926.6
Moorestown, NJ (4)                             3            177.1             37%             738.0
Northridge, CA                                 2             22.0            100%             734.0
New Britain, CT                                1            112.4            100%             671.1
Middletown, OH                                 1            126.4            100%             650.0
San Juan Capistrano, CA                        6             56.4            100%             610.8
Terre Haute, IN                                1            104.3            100%             557.8
Smithtown, NY                                  1             55.6            100%             500.7
Hampton, VA                                    2             45.6            100%             452.4
San Diego/Rancho Bernardo, CA                  1             82.5            100%             450.0
Redwood City, CA                               2             49.4            100%             418.8
Tucson, AZ                                    11             40.1            100%             408.1
Denver/Aurora, CO                              1              7.3            100%             164.3
San Diego/Southeast, CA                        2              8.9            100%             150.4
Chula Vista/Rancho del Rey, CA                 1              6.7            100%              75.0
Temecula, CA (5)                               -               -               -                  -
                                         -----------    -------------     -----------    -------------
Total Commercial Properties                  186          3,915.6             95%         $45,351.2
                                         ===========    =============     ===========    =============

(1) Annual Base Rent does not include percentage rents, expense reimbursements, revenue from month to month leases, or rents expiring in 2001.
(2)  Includes 23,000 sq. ft. of vacant storage space.
(3)  Self storage is also located at these properties.
(4)  Consists of leased land.
(5) Future shopping center development consisting of 47.5 acres purchased in July 1999.

                                          GROSS
                                        LEASEABLE            PERCENT
SELF STORAGE PROPERTIES               AREA (SQ FT)            LEASED
                                      --------------       --------------
                                         (000'S)
San Diego/Murphy Canyon, CA                 250.8                 99%
San Diego, CA (1)                            89.6                 99%
Azusa, CA                                    84.3                 99%
Solana Beach, CA (2)                        238.0                 91%
San Diego/Pacific Beach, CA (3)               -                    -
                                      --------------       --------------
Total Self Storage Properties               662.7                 96%
                                      ==============       ==============

(1) GLA of facility is also included in GLA for the commercial property listed above.
(2) Expansion of this facility was completed during the year and includes 100,000 square feet of indoor RV and boat storage.
(3)  Currently under development.

The annual gross potential rent for the four operating self storage facilities is $7.2 million. Gross potential rent equals the GLA times the average rent per square foot.

In addition, the Company's business consisted of the following portfolio of real properties, notes receivable, and investments in real estate related ventures:

o    ownership interests in a number of real estate related ventures, including:
     o a 65% ownership interest in a joint venture that is developing a retail project in Newport, Kentucky scheduled for completion in 2001,
     o a 65% ownership interest in a joint venture which owns and operates a hotel, dinner theater and retail shop located near the Grand Canyon in northern Arizona,
     o a 100% ownership interest in Millennia which owns stock in two publicly traded companies, Mace Security International, Inc. and U.S. Plastics Lumber Corp. Another party can earn up to a 50% ownership interest in Millennia if certain returns as defined in the operating agreement exceed 35% per year,
     o a 100% ownership in TenantFirst Real Estate Services, Inc., a fully-integrated real estate development company providing development, leasing, property management and construction management services,
     o a 55% ownership interest in a development company which owns Newport Centre, a retail and office facility located in Winnipeg, Canada,
     o a 50% ownership in EL Holdings, Inc. and EL Media Holdings Company which were formed to invest in media towers and similar businesses, and
     o a 23.7% ownership interest in a development company which owns land in Indianapolis, Indiana.
o five notes receivable relating to real estate projects in Arizona, California, and Utah with an aggregate outstanding balance of approximately $40.5 million as of December 31, 2000. The largest note relates to a project in Scottsdale, Arizona,
o two properties located in Arizona including restaurant space and vacant land in Scottsdale,
o two properties located in California including a development project in Palm Springs, and land held for sale/development in Yosemite, and
o a hospitality property under development in Bermuda scheduled for opening in 2001.

The following table describes Legacy's portfolio of real estate properties as of December 31, 2000. Amounts shown for annual rents are based on executed leases at December 31, 2000. Legacy makes no allowances for contractually based delays to the commencement of rental payments. Due to the nature of real estate investments, Legacy's actual rental income may differ from amounts shown in the table below.

                                                  TENANTS                 GLA (SQ FT)        ANNUAL RENT
                                                  -------                 -----------        -----------
                                                                        (IN THOUSANDS)     (IN THOUSANDS)
    Arizona
             Scottsdale Land                        (1)                         (1)                (1)
             Brio Land                    Roaring Fork Restaurant                3.7          $   104.3
             Grand Hotel                            (2)                         (2)                (2)
    California
             Desert Fashion Plaza (4)    Saks Fifth Avenue/various              96.1              461.5
             Yosemite                               (3)                         (3)                (3)
    Indiana
             Indianapolis                           (4)                         (4)                (4)
    Kentucky
             Newport on the Levee                   (5)                         (5)                (5)
    Bermuda
             Daniel's Head Bermuda                  (6)                         (6)                (6)
    Winnipeg, Canada
             Newport Centre(7)            Bank of Montreal/various             156.1            1,594.0
                                                                        ----------------   ----------------
    Total                                                                      255.9           $2,159.8
                                                                        ================   ================

(1)  Property consists of vacant land in Scottsdale and is held for sale.
(2) The Company holds a 65% ownership interest in Grand Tusayan LLC which owns and operates a 120-room hotel and restaurant.
(3)  Properties consist of vacant land currently held for development or sale.
(4) Property consists of land held for development. The Company holds a 23.7% ownership interest.
(5) In addition to land leased to an aquarium which provided $1.1 million in revenue related to that lease, in 2001, property consists of land under development and scheduled for completion in 2001. The Company holds a 65% ownership interest.
(6)  Property under development.
(7) Property is owned by a Nova Scotia company of which the Company holds a 55% ownership interest.

ITEM 3.           LEGAL PROCEEDINGS

On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against the Company in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by the Company and Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Geyser alleges that the Company breached its obligations under the Obligating Agreement, by failing to contribute the funding required under the Agreement. Geyser also alleges that the Company misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. The Company believes the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from the Company in negotiations with Geyser which were underway prior to its filing. The Company intends to vigorously defend the lawsuit. The Company also intends to prosecute a cross-complaint against Geyser for breach of contract, negligence, fraud in the inducement, fraudulent concealment, breach of fiduciary duty, abuse of process, and possibly other related claims. There have been no motions or other proceedings in the case as of this date.

The Company is not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business which, in the opinion of Company's management, are not individually or in the aggregate material to its business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2000.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Company's common stock which is quoted on the American Stock Exchange under the symbol "XLG".

                                                 HIGH               LOW
                                            ---------------    ---------------
     YEAR ENDED DECEMBER 31, 1999
     Quarter ended March 31, 1999               $4.063             $3.063
     Quarter ended June 30, 1999                 5.688              2.875
     Quarter ended September 30, 1999            4.750              3.500
     Quarter ended December 31, 1999             4.750              3.000

     YEAR ENDED DECEMBER 31, 2000
     Quarter ended March 31, 2000                4.000              3.000
     Quarter ended June 30, 2000                 3.500              2.500
     Quarter ended September 30, 2000            3.000              2.125
     Quarter ended December 31, 2000             2.500              1.875

As of March 14, 2001, the last reported price per share was $2.15 and the Company had approximately 1,000 holders of record. The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

The Company's Debentures and Senior Notes are traded on the American Stock Exchange under the symbols "XLG9K04" and "XLG10K04", respectively.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following selected data should be read in conjunction with the Company's financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                              PERIOD FROM
                                                                               FIVE MONTHS     INCEPTION
                                                        YEAR ENDED                ENDED      (NOVEMBER 17,
                                                       DECEMBER 31,            DECEMBER 31,  1997) TO JULY 31,
                                               ----------------------------    ------------    ------------
SELECTED STATEMENT OF OPERATIONS DATA              2000            1999            1998            1998
                                               ------------    ------------    ------------    ------------
(IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue                                  $     18,497    $     25,917    $     15,010    $      8,145
Total operating expenses                            (24,385)        (35,436)        (13,754)         (5,267)
Gain (loss) from real estate sales and
   write-off of real estate related costs             8,715          (1,765)              -               -
                                               ------------    ------------    ------------    ------------
Net income (loss) before income taxes                 2,827          (1,284)          1,256           2,878
(Provision) benefit of income taxes                  (1,611)            507            (535)         (1,143)
                                               ------------    ------------    ------------    ------------
Net income (loss)                              $      1,216    $       (777)   $        721    $      1,735
                                               ============    ============    ============    ============

Earnings before depreciation, amortization
    and deferred taxes ("EBDADT")              $     13,173    $      3,674    $      2,712    $      2,994

Earnings before interest, income taxes,
    depreciation and amortization ("EBITDA")   $     15,249    $      9,933    $      5,819    $      5,453

Net income (loss) per share:
         Basic                                 $       0.03    $      (0.02)   $       0.02    $       0.11
         Diluted                               $       0.02    $      (0.02)   $       0.01    $       0.07
Weighted average number of shares:
         Basic                                       41,847          33,985          33,458          15,842
         Diluted                                     61,553          33,985          54,768          25,984


                                                             AS OF DECEMBER 31,                AS OF JULY 31,
                                               --------------------------------------------    ------------
SELECTED BALANCE SHEET DATA                        2000            1999            1998            1998
                                               ------------    ------------    ------------    ------------
(IN THOUSANDS)
Net real estate                                $     96,133    $    102,191    $    190,878    $    175,756
Total assets                                        324,584         328,153         261,296         246,916
Mortgages and notes payable                         112,389         137,806          90,986          72,714
Stockholders' equity                                194,598         180,039         166,640         165,919

SUMMARY SELECTED FINANCIAL DATA OF PEI - As previously discussed, the Company acquired approximately 91.3% of the PEI common stock in November 1999. The Company does not, however, consolidate the accounts of PEI in its financial statements. The following selected historical financial data of PEI should be read in conjunction with the PEI Form 10-K separately filed with the Securities and Exchange Commission.

                                                                                  FOUR MONTHS ENDED
                                                 YEAR ENDED DECEMBER 31              DECEMBER 31      YEAR ENDED AUGUST 31
                                        ---------------------------------------   ------------------   -------------------
                                          2000      1999       1998      1997       1997      1996       1997       1996
                                        --------  --------   --------  --------   --------  --------   --------   --------
SELECTED INCOME STATEMENT DATA
Rental revenues                         $ 70,771  $ 66,667   $ 62,485  $ 56,067   $ 18,170  $ 18,941   $ 56,838   $ 56,221
Operating income                          41,847    35,143     31,393    23,289      9,045     8,178     22,422      5,829
Income from continuing operations         34,292    32,671     29,429    29,003     17,508     7,590     19,085      8,340
Discontinued operations                       --        --         --    (1,625)        --    (3,235)    (4,860)    (8,250)
Net income                                34,292    32,671     29,429    27,378     17,508     4,355     14,225         90
Net income (loss) per share
    from continuing operations - basic       .07      (.05)       .97      1.23        .74       .33        .82        .36
Cash dividends per share                    1.40      1.40       1.40      1.25        .35       .30       1.20         --

                                                    AS OF DECEMBER 31               AS OF AUGUST 31
                                        ---------------------------------------   ------------------
                                          2000      1999       1998      1997       1997      1996
                                        --------  --------   --------  --------   --------  --------
SELECTED BALANCE SHEET DATA
Real estate assets, net                 $545,800  $550,869   $418,507  $353,056   $337,139  $337,098
Total assets                             662,405   562,558    457,352   408,478    403,757   540,325
Stockholders' equity                     463,109   461,260    344,811   406,624    396,476   532,899

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

RESULTS OF OPERATIONS (COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999)

OPERATING INCOME totaled $7.8 million in the year ended December 31, 2000 compared to $11.4 million in the year ended December 31, 1999, a decrease of $3.6 million. In 1999, Millennia, a subsidiary of the Company, owned car wash properties that generated $4.3 million of operating income, which were sold in March 1999. Also, there was $0.5 million of non-recurring income in 1999 related to some land sales. This decrease was offset by the Grand Hotel, not opened until 1998, which generated $1.1 million of additional operating income in 2000 when compared to 1999 and the Company's project in Daniel's Head, Bermuda, which contributed $0.2 million.

PARTNERSHIP INCOME AND OTHER REVENUES were approximately $2.6 million in the year ended December 31, 2000 compared to $1.0 million in the year ended December 31, 1999. In 2000, the Company recognized $1.0 million from a joint venture that owns land in Orlando, Florida. The gain was primarily related to 235 acres of land sold in September 2000. The Company also recognized $0.8 million in income from its equity investment in PEI. Additionally, the Company recognized $0.3 million related to a forfeited deposit on a property sale and $0.5 million from its investments in joint ventures. In 1999 the income primarily related to the Company's investments in joint ventures.

INTEREST INCOME was $4.2 million in the year ended December 31, 2000 compared to $3.9 million in the year ended December 31, 1999, which was primarily related to higher average note receivable balances in 2000.

RENTAL INCOME was $3.8 million during the year ended December 31, 2000 compared to $9.5 million in the year ended December 31, 1999, a decrease of $5.7 million. The sale of twelve properties accounted for a decrease of $7.2 million and a property held for sale in Palm Springs, CA had a decrease in revenues of $0.5 million. Offsetting this decrease was the Company's project in Newport, KY which accounted for $1.1 million in 2000 related to a land lease that did not generate any revenues in 1999 and an office building located in San Diego that the Company master leases from PEI which generated $0.8 million in revenues in 2000 and did not generate revenues in 1999.

INTEREST EXPENSE was $10.9 million in the year ended December 31, 2000 compared to $8.0 million in the year ended December 31, 1999, an increase of $2.9 million. Debt assumed in conjunction with the acquisition of PEI in November 1999 accounted for $4.8 million of interest expense in the year ended December 31, 2000. An increase of $2.1 million relates to additional amounts borrowed on the Company's credit facilities and short-term notes, primarily to fund its development projects. A decrease of $3.3 million relates to mortgage debt on properties that were sold in 1999 and 2000.

OTHER OPERATING EXPENSES were $6.3 million in the year ended December 31, 2000 compared to $6.3 million in the year ended December 31, 1999. In 1999, Millennia contributed $1.8 million of expenses. The offsetting net increase of $1.8 million primarily related to the Grand Hotel and operational costs of the Company's project in Bermuda.

PROPERTY OPERATING EXPENSES were $2.8 million in the year ended December 31, 2000 compared to $1.8 million in the year ended December 31, 1999, an increase of $1.0 million. The increase relates primarily to an office building located in San Diego that the Company master leases from PEI, which generated expenses of $1.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES were $2.8 million in the year ended December 31, 2000 compared to $6.1 million in the year ended December 31, 1999. The primary reason for the decrease was a result of expenses incurred by Millennia in 1999. The remaining decrease relates to reimbursements received from PEI which were greater than the increase in general and administrative expenses resulting from the acquisition of PEI's common stock in 1999.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.6 million in the year ended December 31, 2000 compared to $3.2 million in the year ended December 31, 1999. The decrease of $1.6 million primarily relates to properties sold.

THE NET GAIN FROM REAL ESTATE SALES AND WRITE-OFF OF REAL ESTATE RELATED COSTS was $8.7 million in the year ended December 31, 2000 compared to a net loss of $1.8 million in the year ended December 31, 1999. This gain in 2000 related to the Galleria in Scottsdale, AZ, two properties sold to PEI and land sold. An additional building was sold to PEI in 2000 for which there was no gain recorded as the Company is leasing back the building. In 1999, the Company recognized a gain of $5.1 million from real estate sales, which was offset by a write-off of $6.9 million of costs related to development projects in Scottsdale, Arizona and Indianapolis, Indiana.

PROVISION FOR INCOME TAXES was $1.6 million in the year ended December 31, 2000 compared to a benefit of $0.5 million in the year ended December 31, 1999 related to income before taxes of $2.9 million and a loss of $1.3 million, respectively.

The Company calculates EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the periods ended December 31, 2000 and 1999:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
   Net income                                                 $      1,216   $       (777)
   Depreciation and amortization (financial statements)              1,562          3,220
   Proportionate share of depreciation and amortization from
        equity investments:
        PEI                                                          8,726            992
        Other                                                          696            121
   Less depreciation of non-real estate assets                        (211)           (83)
   Deferred tax expense                                              1,184            201
                                                              ------------   ------------
   EBDADT                                                     $     13,173   $      3,674
                                                              ============   ============

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

RENTAL INCOME was $9.5 million during the year ended December 31, 1999 compared to $9.9 million in the twelve months ended December 31, 1998. A property in Westminster, CO leased to AMC was contributed to a partnership for a 50% interest effective July 1, 1999. Earnings from this property since this contribution are now recorded as partnership income. This accounted for a decrease of $0.7 million in rental revenue. This decrease was offset by increases of $0.3 million in the Company's remaining properties. Although the Company sold nine income producing properties in the second half of 1999, the decrease in revenues related to these sales was offset by 1998 operations which only had rental revenue after March 31, 1998, the date certain assets were spun-off from Excel Realty Trust, Inc. ("Excel").

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

The following information is included to show the items included in the Company's EBDADT for the year ended December 31, 1999 and the twelve months ended December 31, 1998:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                             1999           1998
                                                         ------------   ------------
   Net income                                            $       (777)  $      2,456
   Depreciation and amortization (financial statements)         3,220          2,975
   Proportionate share of depreciation and
        amortization from equity investments:
        PEI                                                       992              -
        Other                                                     121              -
   Less depreciation of non-real estate assets                    (83)           (50)
   Deferred tax expense                                           201            325
                                                         ------------   ------------
   EBDADT                                                $      3,674   $      5,706
                                                         ============   ============

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from asset sales and borrowings from debt were the primary source of capital to fund the Company's development and ongoing operations in the year ended December 31, 2000. In addition, PEI reimburses the Company for certain general and administrative expenses.

In November 1999, the Company completed an exchange offer for the common stock of PEI. In the exchange offer, the Company acquired approximately 91.3% of the PEI common stock. PEI stockholders who tendered their shares of the PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust. In 2000 , the Company converted $18.1 million of this note payable into 5.1 million shares of common stock.

In accordance with the stockholders agreement entered into in connection with the exchange offer, until a certain amount of PEI preferred stock is repurchased or tendered for, $7.5 million of cash flow, as defined, is required to be reinvested in PEI before dividends can be paid to Legacy's common shareholders. As such, cash available to service the Company's debt incurred to complete the PEI exchange offer is subject to this restriction. The Company does, however, directly benefit from savings in general and administrative expenses from managing the combined companies, and would receive its portion of PEI common stock dividends for cash flows in excess of the $7.5 million. In 2000, PEI cash flows were influenced by four properties sold where replacement properties were not immediately identified and acquired. As such, cash flows, as defined by the stockholders' agreement, did not exceed $7.5 million.

The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. The ability to continue to fund its development projects is dependent on the Company's selling of assets, the procurement of equity or joint venture capital, or the ability to raise additional debt. The Company currently has a $40.0 million revolving line of credit due in 2002 with PEI of which $25.4 million was outstanding at December 31, 2000 and a $15.0 million revolving credit facility with Fleet National Bank due in June 2001, of which $11.4 million was outstanding at December 31, 2000. In 2001 the Company has $15.0 million of principal debt due and expects to repay the short-term debt from asset sales or debt refinancing.

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

In 1999, the City of Newport issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. As of December 31, 2000 Newport had drawn on $32.9 million of the bonds for construction incurred prior to that date.

The Company also has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a remaining land basis at December 31, 2000 of $18.5 million and has mortgage debt of $8.9 million secured by the land and guaranteed by the Company. The Company had $47.9 million of additional guaranteed debt related to several development projects at December 31, 2000.

In December 2000, the Company converted 21,281,000 shares of Series B Preferred Stock (the "Preferred B Shares") to 21,281,000 shares of common stock. The Preferred B Shares were convertible into common stock of the Company on a one-for-one basis.

In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $4.3 million of this debt in October 2000, upon which the Company recorded
1.71 million shares as repurchased. The Company also purchased shares from unaffiliated sellers at $2.50 per share and higher pursuant to a previously announced share repurchase program.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, leverage including short term obligations, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

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

In addition, a large portion of the Company's and PEI's developed properties are located in areas where competitors maintain similar properties. The Company will need to compete for tenants based on rental rates, attractiveness and location of properties, as well as quality of maintenance and management services. Competition from these and other properties may impair the Company's financial condition and materially harm its business by:

o    interfering with the Company's ability to attract and retain tenants,
o increasing vacancies, which lowers market rental rates and limits the Company's ability to negotiate favorable rental rates, and
o    impairing the Company's ability to minimize operating expenses.

THE COMPANY'S FINANCIAL PERFORMANCE DEPENDS ON REGIONAL ECONOMIC CONDITIONS SINCE MANY OF ITS PROPERTIES AND INVESTMENTS ARE LOCATED IN ARIZONA AND CALIFORNIA - Of the Company's properties and real estate related investments, five are located in two states: three in Arizona and two in California. Additionally, 16 of PEI properties are located in California and two in Arizona. Concentrating a significant number of properties and real estate related investments in these states may expose the Company to greater economic risks than if the properties and real estate related investments were located in several geographic regions. The Company's revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including local real estate conditions, such as an oversupply of or reduced demand for real estate properties, and the local economic climate. High unemployment, business downsizing, industry slowdowns, changing demographics, and other factors may adversely impact any of these local economic climates. A general downturn in the economy or real estate conditions in Arizona or California could impair the Company's financial condition and materially harm its business. Further, due to the relatively high cost of real estate in the southwestern United States, the real estate market in that region may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. The Company does not have any limitations or targets for the concentration of the geographic location of its properties and, accordingly, the risks associated with this geographic concentration will increase if the Company continues to acquire properties in Arizona and California.

THE COMPANY'S SUBSTANTIAL LEVERAGE MAY BE DIFFICULT TO SERVICE AND COULD ADVERSELY AFFECT ITS BUSINESS - As of December 31, 2000, the Company had outstanding borrowings of approximately $36.8 million under its credit facilities, with total borrowing capacity of $55.0 million, and additional mortgage and note debt of approximately $75.6 million. This debt of $112.4 million represented approximately 35% of the Company's total assets at December 31, 2000. The Company is and will continue to be exposed to the risks normally associated with debt financing which may materially harm its business, including the following:

o the Company's cash flow may be insufficient to meet required payments of principal and interest and payments of principal and interest on borrowings may leave the Company with insufficient cash resources to pay operating expenses.
o    the Company may not be able to refinance debt at maturity, and
o if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt.

THE COMPANY HAS INCURRED ADDITIONAL DEBT TO FACILITATE THE EXCHANGE OFFER COLLATERALIZED BY THE PEI COMMON STOCK AND A DEFAULT ON THAT DEBT COULD RESULT IN THE COMPANY'S LOSS OF PEI - To facilitate the exchange offer, The Sol and Helen Price Trust made a five-year loan to the Company in the principal amount of $27.4 million. The Company used the proceeds of the loan to satisfy a portion of its monetary obligations under the exchange offer. In 2000 , the Company converted $18.1 million of this note payable into 5.1 million shares of common stock. The Company's Senior Notes and Convertible Debentures are secured by certain of the Company's shares of PEI common stock. To the extent the Company is unable to meet its obligations under the terms of the Senior Notes and Convertible Debentures, the debt holders will have the right to take ownership of this PEI common stock.

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

The Company also may invest in or with other parties through partnerships and joint ventures. In these cases the Company will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in partnerships, joint ventures or other entities include:

o the possibility that the Company's partners might experience serious financial difficulties or fail to fund their share of required investment contributions,
o the partners might have economic or other business interests or goals which are inconsistent with the Company's business interests or goals, and
o the partners may take action contrary to the Company's instructions or requests and adverse to its policies and objectives.

Any substantial loss or action of this nature could potentially harm the Company's business. In addition, the Company may in some circumstances be liable for the actions of its third-party partners or co-venturers.

RISING INTEREST RATES MAY ADVERSELY AFFECT THE COMPANY'S CASH FLOW - As of December 31, 2000, the Company owed approximately $112.4 million under its credit facility, mortgage debt, and other notes of which $43.6 million bore interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. The Company may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect the Company's cash flow, cause it to default under some debt obligations or agreements, and materially harm its business.

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

THE COMPANY COULD INCUR SIGNIFICANT COSTS AND EXPENSES RELATED TO ENVIRONMENTAL PROBLEMS - Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. Although the Company is not aware of any necessary environmental remediation or other environmental liability on its portfolio of properties, these laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances. The presence of or failure to properly remediate hazardous or toxic substances may impair the Company's ability to rent, sell or borrow against a property. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. Other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As an owner and operator of property and as a potential arranger for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of these costs and expenses could impair the Company's financial condition and materially harm its business.

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

CERTAIN ANTI-TAKEOVER PROVISIONS COULD PREVENT AN ACQUISITION OF THE COMPANY'S BUSINESS AT A PREMIUM PRICE - Some of the provisions of the Company's certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of its business at a premium price and could make removal of its management more difficult. These provisions could reduce the opportunities for the Company's stockholders to participate in tender offers, including tender offers that are priced above the then current market price of its common stock. The Company's certificate of incorporation permits its board of directors to issue shares of preferred stock in one or more series without stockholder approval. The preferred stock may be issued quickly with terms that delay or prevent a change in control of the Company's business. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of its common stock.

PROTECTIONS FOR PEI'S PREFERRED STOCKHOLDERS LIMIT PEI'S COMMON STOCKHOLDERS' ABILITY TO CONTROL PEI AND RECEIVE DIVIDENDS - The Company has agreed to protections for the holders of the PEI preferred stock which limit the control over PEI by its common stockholders and the dividends payable to PEI's common stockholders. The holders of the PEI preferred stock are entitled to elect a majority of PEI's board of directors and to have one designee on the Company's board of directors, until:

o    less than 2,000,000 shares of the PEI preferred stock remain outstanding,
o the Company makes an offer to purchase any and all outstanding shares of the PEI preferred stock at a cash price of $16.00 per share, and purchase all shares duly tendered and not withdrawn,
o the directors of PEI (1) issue any equity securities without unanimous approval of PEI's board or (2) fail to pay dividends on the PEI common stock in an amount equal to 100% of PEI's taxable income or the amount necessary to maintain PEI's status as a REIT, or in an amount equal to the excess, if any, of PEI's funds from operations, less preferred stock dividends, over $7.5 million, or
o the Board of Directors of PEI, by unanimous vote, terminates the right of the holders of the PEI preferred stock to elect a majority of the Directors.

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

DIRECTORS AND EXECUTIVE OFFICERS OWN A LARGE PERCENTAGE OF THE COMPANY'S VOTING STOCK AND COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL - As of December 31, 2000, the Company's executive officers and directors and their affiliates beneficially owned approximately 12% of its outstanding common stock. As a result, these stockholders will continue to significantly influence the Company's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of its assets. In addition, this significant ownership could discourage acquisition of the common stock by some potential investors and could have an anti-takeover effect.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. In addition, the Company owns 3,750,000 common shares of Mace Security Intenational, Inc. ("MACE") and 250,000 common shares of U.S. Plastic Lumber Corp. ("USPL") whose market value is dependent on the trading prices of the respective security. The Company's investment in MACE common shares has a book value of $22.4 million and a fair value, based upon the closing stock price at December 31, 2000 of $0.906, of $3.4 million. USPL is marked to market each respective reporting period.

At December 31, 2000, the Company had debts totaling $43.6 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.4 million, based on the outstanding balance at December 31, 2000. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at December 31, 2000 approximates fair value.

                                                               EXPECTED MATURITY DATE
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
                                ----------------------------------------------------------------------------------------------
                                                                                                                       FAIR
                                   2001        2002          2003         2004      2005   THEREAFTER      TOTAL       VALUE
                                 -------     --------      --------     --------  -------  ----------   -----------   --------
Notes receivable, including
    notes from affiliates       $ 8,060         -          $26,475      $ 5,935      -          -        $ 40,470     $ 40,400
Average interest rate             11.70%        -            12.00%       12.00%     -          -           11.94%           -
Mortgages and notes payable     $14,995      $31,579           -        $60,645      -       $5,000      $112,219     $112,200
Average interest rate             10.05%       10.02%          -           9.16%     -        10.07%         9.48%           -

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

None.

                                    PART III
ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed subsequently hereto.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

              (a) Financial Statements and Financial Statement Schedules:

                                                                                                        PAGE

                  (1)   Report of Independent Accountants................................................F-1

                  (2)   Financial Statements
                        (i)    Consolidated Balance Sheets
                               December 31, 2000 and 1999................................................F-2
                        (ii)   Consolidated Statements of Income (Loss)
                               Years Ended December 31, 2000, December 31, 1999,
                               Five Months Ended December 31, 1998 and the Period
                               from Inception (November 17, 1997) to July 31, 1998.......................F-3
                        (iii)  Consolidated Statements of Changes In Stockholders' Equity
                               Years Ended December 31, 2000, December 31, 1999,
                               Five Months Ended December 31, 1998 and the Period
                               from Inception (November 17, 1997) to July 31, 1998.......................F-4
                        (iv)   Consolidated Statements of Cash Flows
                               Years Ended December 31, 2000, December 31, 1999,
                               Five Months Ended December 31, 1998 and the Period
                               from Inception (November 17, 1997) to July 31, 1998.......................F-5
                        (v)    Notes to Consolidated Financial Statements................................F-6

                  (3)   Financial Statement Schedules
                        (i)    Schedule II; Valuation and Qualifying Accounts
                               Years Ended December 31, 2000, December 31, 1999,
                               Five Months Ended December 31, 1998 and the Period
                               from Inception (November 17, 1997) to July 31, 1998.......................F-21
                        (ii)   Schedule III; Real Estate and Accumulated Depreciation;
                               December 31, 2000 ........................................................F-22

                  The separate financial statements of the Company's unconsolidated, significant subsidiary, PEI, are incorporated by reference to PEI's annual report filed on Form 10-K for the year ended December 31, 2000 (File No. 0-20449).

              (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

                  The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

EXHIBIT INDEX
-------------

2.1    (1)   Distribution Agreement, dated as of March 31, 1998, by and among
             Excel Realty Trust, Inc., Excel Legacy Corporation and ERT
             Development Corporation.
3.1    (2)   Amended and Restated Certificate of Incorporation of Excel Legacy
             Corporation.
3.2    (2)   Amended and Restated Bylaws of Excel Legacy Corporation.
4.1    (3)   Form of Common Stock Certificate.
4.2    (4)   Indenture, dated as of November 5, 1999, between Excel Legacy
             Corporation and Norwest Bank Minnesota, National Association, for
             9.0% Convertible Redeemable Subordinated Secured Debentures due
             2004, including form of Debenture and form of Pledge Agreement.
4.3    (4)   Indenture, dated as of November 5, 1999, between Excel Legacy
             Corporation and Norwest Bank Minnesota, National Association, for
             10.0% Senior Redeemable Secured Notes due 2004, including form of
             Note and form of Pledge Agreement.
10.1   (12)  1998 Stock Option Plan of Excel Legacy Corporation.

10.2   (1)   Purchase Agreement, dated as of March 31, 1998, by and among Excel
             Legacy Corporation and the purchasers named therein.
10.3   (1)   Registration Rights Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.
10.4   (1)   Form of Indemnity Agreement between Excel Legacy Corporation and its directors and executive officers.
10.5   (5)   Operating Agreement dated as of October 9, 1998 of Grand Tusayan,
             LLC, a Delaware limited liability company, as amended.
10.6   (5)   First Amended and Restated Operating Agreement dated as of July 27,
             1998 of Millennia Car Wash, LLC, a Delaware limited liability company.
10.7   (5)   First Amended and Restated Operating Agreement dated as of July 29,
             1998 of Newport on the Levee, LLC, a Delaware limited liability company.
10.8   (6)   Real Estate and Asset Purchase Agreement, dated March 23, 1999, by and among American Wash Services, Inc., Millennia Car Wash, LLC,
             Excel Legacy Corporation and G II Ventures, Inc.
10.9   (6)   Amendment No. 1 to Real Estate and Asset Purchase Agreement, dated
             March 30, 1999, by and among American Wash Services, Inc.,
             Millennia Car Wash, LLC, Excel Legacy Corporation and G II
             Ventures, Inc.
10.10  (7)   Agreement, dated May 12, 1999, as amended, between Excel Legacy
             Corporation and the other individuals and entities listed on the signature pages thereto.
10.11  (7)   Agreement, dated June 2, 1999, as amended, between Excel Legacy
             Corporation and Price Enterprises, Inc..
10.12  (8)   Letter dated June 2, 1999 from Excel Legacy Corporation to Price
             Enterprises, Inc. regarding the status of Price Enterprises, Inc.
             as a REIT.
10.13  (4)   Note Purchase Agreement, dated as of October 6, 1999, between Excel
             Legacy Corporation and The Sol and Helen Price Trust, including form of Secured Promissory Note and form of Pledge Agreement.
10.14  (9)   Purchase and Sale Agreement and Escrow Instructions, dated as of
             August 2, 1999, by and between Excel Legacy Corporation and Wal
             Mart Real Estate Business Trust.
10.15  (10)  Employment Contract, dated as of May 1, 1998, by and between Excel
             Legacy Corporation and Kelly D. Burt, an individual.
10.16  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and Gary B. Sabin, an individual.
10.17  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and Richard B. Muir, an individual.
10.18  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and Graham R. Bullick, an individual.
10.19  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and S. Eric Ottesen, an individual.
10.20  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and John Visconsi, an individual.
10.21  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and James Y. Nakagawa, an individual.
10.22  (10)  Employment Contract, dated as of July 1, 1999, by and between Excel
             Legacy Corporation and Mark T. Burton, an individual.
10.23  (11)  Form of Stock Purchase Agreement dated as of September 25, 2000, by and between Excel Legacy Corporation and each of Richard B. Muir,
             Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.
10.24  (11)  Form of Loan Assumption Agreement dated as of September 25, 2000 by and between Excel Legacy Corporation and each of Richard B. Muir,
             Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.
10.25  (11)  Amended and Restated Revolving Credit Agreement dated as of October
             16, 2000 by and among Excel Legacy Corporation and Fleet National
             Bank.

10.26  (11)  First Amended and Restated Promissory Note and Revolving Line of
             Credit dated September 27, 2000, by and among Excel Legacy
             Corporation and Price Enterprises, Inc..
21.1   *     Subsidiaries of Excel Legacy Corporation.
23.1   *     Consent of PricewaterhouseCoopers LLP.
23.2   *     Consent of Ernst & Young LLP.

-------------------------

 *    Filed herewith.
(1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on April 2, 1998.
(2) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-55715) filed with the Commission on June 1, 1998.
(3) Incorporated by reference to Amendment No. 1 to the Company's Registrant Statement on Form 10 (File No. 0-23503) filed with the Commission on February 10, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on November 12, 1999.
(5) Incorporated by reference to the Company's Annual Report filed on Form 10-K (File No. 0-23503) filed with the Commission on October 28, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23503) filed with the Commission on June 16, 1999.
(7) Incorporated by reference to Annexes A and B to the Offer to Exchange/Prospectus dated October 6, 1999, filed as Exhibit (a) (1) to the Company's Tender Offer Statement on Schedule 14D-1 as filed with the Commission on October 6, 1999.
(8) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-80339) filed with the Commission on June 9, 1999.
(9) Incorporated by reference to the Company's Current Report on form 8-K (File No. 0-23503) filed with the Commission on September 1, 1999.
(10) Incorporated by reference to the Company's Annual Report filed on Form 10-K (File No. 0-23503) filed with the Commission on March 30, 2000.
(11) Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q (File No. 0-23503) filed with the Commission on November 9, 2000.
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-68597) filed with the Commission on December 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EXCEL LEGACY CORPORATION


DATE:     March 15, 2001             By: /s/ Gary B. Sabin
                                         ---------------------
                                         GARY B. SABIN
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


DATE:     March 15, 2001             By: /s/ James Y. Nakagawa
                                         ---------------------
                                         JAMES Y. NAKAGAWA
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary B. Sabin                        March 15, 2001
--------------------------------------   ---------------------------------------
GARY B. SABIN                            Date
President and Chief Executive Officer
and Chairman of the Board

/s/ Richard B. Muir                      March 15, 2001
--------------------------------------   ---------------------------------------
RICHARD B. MUIR                          Date
Executive Vice President and Secretary

/s/ Kelly D. Burt                        March 15, 2001
--------------------------------------   ---------------------------------------
KELLY D. BURT                            Date
Executive Vice President - Development

/s/ Jack Mcgrory                         March 15, 2001
--------------------------------------   ---------------------------------------
JACK McGRORY, Director                   Date

/s/ Richard J. Nordlund                  March 15, 2001
--------------------------------------   ---------------------------------------
RICHARD J. NORDLUND, Director            Date

/s/ Robert E. Parsons                    March 15, 2001
--------------------------------------   ---------------------------------------
ROBERT E. PARSONS, Director              Date

/s/ Robert S. Talbot                     March 15, 2001
--------------------------------------   ---------------------------------------
ROBERT S. TALBOT, Director               Date

/s/ John H. Wilmont                      March 15, 2001
--------------------------------------   ---------------------------------------
JOHN H. WILMONT, Director                Date

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Excel Legacy Corporation


In our opinion, the consolidated financial statements as listed in item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Excel Legacy Corporation and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, December 31, 1999, the five months ended December 31, 1998 and the period from inception (November 17, 1997) to July 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in item 14(a) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Diego, California
February 22, 2001

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                     ASSETS
                                                                                          DECEMBER 31,
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  ------------   ------------
Real estate:
     Land                                                                         $     16,877   $     27,099
     Buildings                                                                          26,878         47,664
     Construction in progress                                                           51,835         27,380
     Leasehold interest                                                                  2,351          2,351
     Accumulated depreciation                                                           (1,808)        (2,303)
                                                                                  ------------   ------------
         Net real estate                                                                96,133        102,191

Cash                                                                                     1,469          1,767
Accounts receivable, less allowance for bad debts of $32
     and $55 in 2000 and 1999, respectively                                                812            739
Notes receivable                                                                        40,470         28,380
Investment in securities                                                               135,846        136,570
Investment in partnerships                                                              14,855         18,341
Interest receivable                                                                     12,875          8,929
Pre-development costs                                                                    9,780         16,783
Other assets                                                                             7,807          7,938
Deferred tax asset                                                                       4,537          6,515
                                                                                  ------------   ------------

                                                                                  $    324,584   $    328,153
                                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Notes payable                                                                $     49,061   $     70,661
     Convertible debentures                                                             33,240         33,243
     Senior notes                                                                       18,067         18,067
     Mortgages payable                                                                  12,021         15,835
     Accounts payable and accrued liabilities                                           15,130          9,188
     Other liabilities                                                                   1,364            151
                                                                                  ------------   ------------

Total liabilities                                                                      128,883        147,145
                                                                                  ------------   ------------

Commitments and contingencies

Minority interests                                                                       1,103            969
                                                                                  ------------   ------------

Stockholders' equity:
     Series B Preferred stock, $.01 par value, 50,000,000 shares authorized,
         0 and 21,281,000 shares issued and outstanding in 2000 and 1999,                    -            213
         respectively
     Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and
         36,835,921 shares issued and outstanding in 2000 and 1999,
         respectively                                                                      615            368
     Additional paid-in capital                                                        201,471        187,699
     Accumulated other comprehensive (loss) income, net of tax                            (695)           922
     Retained earnings                                                                   2,895          1,679
     Notes receivable from affiliates for common shares                                 (9,688)       (10,842)
                                                                                  ------------   ------------

         Total stockholders' equity                                                    194,598        180,039
                                                                                  ------------   ------------

                                                                                  $    324,584   $    328,153
                                                                                  ============   ============


                   The accompanying notes are an integral part
                           of the financial statements

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------

                                                                                              PERIOD FROM
                                                                             FIVE MONTHS       INCEPTION
                                                        YEAR ENDED              ENDED        (NOVEMBER 17,
                                                       DECEMBER 31,          DECEMBER 31,  1997) TO JULY 31,
                                               ---------------------------   ------------   ------------
                                                   2000           1999           1998           1998
                                               ------------   ------------   ------------   ------------
Revenues
     Operating income                          $      7,842   $     11,426   $      7,670   $      1,732
     Partnership and other income                     2,564          1,006            252              -
     Interest income                                  4,246          3,937          1,573          1,996
     Rental income                                    3,845          9,548          5,515          4,417
                                               ------------   ------------   ------------   ------------

         Total revenue                               18,497         25,917         15,010          8,145
                                               ------------   ------------   ------------   ------------

Operating expenses:
     Interest                                        10,860          7,997          2,645          1,518
     Other operating expenses                         6,322          6,305          4,904            879
     Property operating expenses                      2,856          1,816          1,646            915
     General and administrative                       2,785          6,098          2,641            898
     Depreciation and amortization                    1,562          3,220          1,918          1,057
                                               ------------   ------------   ------------   ------------

         Total operating expenses                    24,385         25,436         13,754          5,267
                                               ------------   ------------   ------------   ------------

Net operating (loss) income                          (5,888)           481          1,256          2,878

Net gain from real estate sales and write-off
     of real estate related costs                     8,715         (1,765)             -              -
                                               ------------   ------------   ------------   ------------

Income (loss) before income taxes                     2,827         (1,284)         1,256          2,878

(Provision) benefit for income taxes                 (1,611)           507           (535)        (1,143)
                                               ------------   ------------   ------------   ------------

         Net income (loss)                     $      1,216   $       (777)  $        721   $      1,735
                                               ============   ============   ============   ============

Basic net income (loss) per common share       $       0.03   $      (0.02)  $       0.02   $       0.11
                                               ============   ============   ============   ============


Diluted net income (loss) per common share
                                               $       0.02   $      (0.02)  $       0.01   $       0.07
                                               ============   ============   ============   ============


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   ----------

                                           PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                     ---------------------------   ---------------------------     PAID-IN
                                        NUMBER         AMOUNT         NUMBER         AMOUNT        CAPITAL
                                     ------------   ------------   ------------   ------------   ------------
Balance at inception                            -   $          -              -   $          -   $          -
Issuance of preferred stock            21,281,000            213              -              -        106,192
Issuance of common stock                        -              -     33,457,804            335         70,831
Issuance of notes receivable from
     officers for common shares                 -              -              -              -              -
Issuance costs                                  -              -              -              -         (2,515)
Net income                                      -              -              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
Balance at July 31, 1998               21,281,000            213     33,457,804            335        174,508
Net income                                      -              -              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998           21,281,000            213     33,457,804            335        174,508
Issuance of common stock                        -              -      3,378,117             33         13,479
Issuance costs                                  -              -              -              -           (288)
Repayment of loans                              -              -              -              -              -
Comprehensive income:
     Net loss                                   -              -              -              -              -
     Unrealized gain on marketable
     securities, net of tax                     -              -              -              -              -
Total comprehensive income
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999           21,281,000            213     36,835,921            368        187,699
Conversion of notes payable to
     common stock                               -              -      5,100,544             51         17,952
Conversion of preferred stock to
     common stock                     (21,281,000)          (213)    21,281,000            213              -
Issuance of common shares                       -              -         35,333              -            102
Repurchase common shares                                             (1,711,949)           (17)        (4,282)
Repayment of notes to affiliates                -              -              -              -              -
Comprehensive income:
     Net income                                 -              -              -              -              -
         Unrealized loss on
         marketable securities, net
         of tax
Total comprehensive loss
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                    -       $      -     61,540,849   $        615   $    201,471
                                     ============   ============   ============   ============   ============


                                      ACCUMULATED      TOTAL                          TOTAL
                                     COMPREHENSIVE    RETAINED        NOTES       STOCKHOLDERS'
                                     INCOME (LOSS)    EARNINGS      RECEIVABLE       EQUITY
                                     ------------   ------------   ------------   ------------
Balance at inception                 $          -   $          -   $          -   $          -
Issuance of preferred stock                     -              -              -        106,405
Issuance of common stock                        -              -              -         71,166
Issuance of notes receivable from
     officers for common shares                 -              -        (10,872)       (10,872)
Issuance costs                                  -              -              -         (2,515)
Net income                                      -          1,735              -          1,735
                                     ------------   ------------   ------------   ------------
Balance at July 31, 1998                        -          1,735        (10,872)       165,919
Net income                                      -            721              -            721
                                     ------------   ------------   ------------   ------------
Balance at December 31, 1998                    -          2,456        (10,872)       166,640
Issuance of common stock                        -              -              -         13,512
Issuance costs                                  -              -              -           (288)
Repayment of loans                              -              -             30             30
Comprehensive income:
     Net loss                                   -           (777)             -           (777)
     Unrealized gain on marketable
     securities, net of tax                   922              -              -            922
                                                                                  -------------
Total comprehensive income                                                                 145
                                     ------------   ------------   ------------   ------------
Balance at December 31, 1999                  922          1,679        (10,842)       180,039
Conversion of notes payable to
     common stock                               -              -              -         18,003
Conversion of preferred stock to
     common stock                               -              -              -              -
Issuance of common shares                       -              -              -            102
Repurchase common shares                   (4,299)
Repayment of notes to affiliates                -              -          1,154          1,154
Comprehensive income:
     Net income                                 -          1,216              -          1,216
         Unrealized loss on
         marketable securities, net
         of tax                            (1,617)             -              -         (1,617)
                                                                                  -------------
Total comprehensive loss                                                                 (401)
                                     ------------   ------------   ------------   ------------
Balance at December 31, 2000         $       (695)  $      2,895   $     (9,688)  $    194,598
                                     ============   ============   ============   ============


                   The accompanying notes are an integral part
                           of the financial statements

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                -----------------

                                                                                                       PERIOD FROM
                                                                                        FIVE MONTHS     INCEPTION
                                                                  YEAR ENDED               ENDED      (NOVEMBER 17,
                                                                 DECEMBER 31,           DECEMBER 31,  1997) TO JULY 31,
                                                          ---------------------------   ------------   ------------
                                                              2000           1999           1998           1998
                                                          ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                       $      1,216   $       (777)  $        721   $      1,735
  Adjustments to reconcile net income to net cash
    provided by operations:
    (Gain) loss from real estate sales net of
      write-off of real estate related costs                    (8,715)         1,765              -              -
    Depreciation and amortization                                1,562          3,220          1,918          1,057
    Earnings from equity investments                              (893)          (163)             -              -
    Minority interest in income of partnerships                    134            123             (7)             -
  Change in accounts receivable and other assets                (1,909)       (10,212)        (2,195)        (6,334)
  Change in accounts payable and other liabilities               8,309          6,123         (4,482)        (6,927)
                                                          ------------   ------------   ------------   ------------
Net cash (used in) provided by operating activities               (296)            79         (4,045)         3,385
                                                          ------------   ------------   ------------   ------------

Cash flows from investing activities:
  Proceeds from real estate sales                               39,977         63,031              -              -
  Real estate acquired and construction costs paid             (32,860)       (21,287)        (1,489)       (98,951)
  Pre-development costs paid                                    (3,614)        (5,755)        (6,907)        (6,662)
  Investment in partnerships                                     3,486        (10,828)          (285)       (11,138)
  Acquisition of Price Enterprises, Inc                              -        (33,643)             -              -
  Notes receivable issued                                      (12,090)        (5,176)             -              -
                                                          ------------   ------------   ------------   ------------
Net cash used in investing activities                           (5,101)       (13,658)        (8,681)      (116,751)
                                                          ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                          -              -              -        106,405
  Proceeds from issuance of common stock                             -         13,512              -         11,104
  Issuance costs paid                                                -           (288)             -         (2,515)
  Shares repurchased                                            (4,197)             -              -              -
  Principal payments of notes and mortgages                    (49,100)       (38,129)        (1,378)       (72,504)
  Borrowings from issuance of notes payable                     58,396         38,864          4,000         82,367
                                                          ------------   ------------   ------------   ------------
Net cash provided by financing activities                        5,099         13,959          2,622        124,857
                                                          ------------   ------------   ------------   ------------
Net (decrease) increase in cash                                   (298)           380        (10,104)        11,491

Cash at the beginning of the period                              1,767          1,387         11,491              -
                                                          ------------   ------------   ------------   ------------

Cash at the end of the period                             $      1,469   $      1,767   $      1,387   $     11,491
                                                          ============   ============   ============   ============


                   The accompanying notes are an integral part
                           of the financial statement

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

      In connection with the Spin-off, certain real properties, notes receivable and related assets and liabilities were transferred to the Company from Excel (Note 3). Upon completion of the Spin-off, the Company ceased to be a wholly owned subsidiary of Excel and began operating as an independent public real estate operating company.

      CHANGE IN FISCAL YEAR

      In 1998 the Company's Board of Directors adopted a fiscal year-end of December 31, beginning with a five month transition period ending on December 31, 1998. The Company's previous fiscal year-end was July 31.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc. ("PEI") (Note 2) under the equity method of accounting however, because the holders of PEI preferred stock, which does not include the Company, have the right to elect a majority of the PEI board of directors.

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

Continued

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECLASSIFICATIONS

      Certain reclassifications have been made to the consolidated financial statements at December 31, 1999 and for the periods ended December 31, 1998 and July 31, 1998, to conform with the current period's presentation.

      NEW PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending December 31, 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

2.    PRICE ENTERPRISES, INC.:

      In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of PEI which is operated as a real estate investment trust. The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately,
      12.1 million shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of December 31, 2000 and the year then ended for PEI (in thousands):

        BALANCE SHEET                               DECEMBER 31,
                                                        2000
                                                    ------------
        Real estate, net of accumulated
            depreciation                            $    545,800

        Other assets                                     116,605
                                                    ------------
                 Total assets                       $    662,405
                                                    ============

        Notes and mortgages payable                 $    195,009
        Accounts payable and other liabilities             4,287
                                                    ------------
                                                         199,296
        83/4% Series A Preferred stock                   353,404
        Other stockholders' equity                       109,705
                                                    ------------
        Total liabilities and stockholders' equity  $    662,405
                                                    ============


                                                     YEAR ENDED
INCOME STATEMENT:                                   DECEMBER 31,
                                                        2000
                                                    ------------
        Total revenue, including interest
            income and gain on sale of real estate  $     73,983
        Operating expenses                               (16,281)


        General and administrative                        (3,085)


        Interest expense                                 (10,931)
        Depreciation and amortization                     (9,558)
        Gain on sales of real estate                         164
                                                    ------------
        Net income                                        34,292
         Preferred dividends                             (33,360)
                                                    ------------
        Net income available for common shares      $        932
                                                    ============

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

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

2.    PRICE ENTERPRISES, INC., CONTINUED:

                                                                  YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                    1999           1999           1998           1998
                                                ------------   ------------   ------------   ------------
                                                  (actual)      (pro forma)     (actual)      (pro forma)
        Total revenue                           $     25,917   $     27,767   $     23,155   $     24,326
        Operating expenses, excluding interest       (17,439)       (17,439)       (14,858)       (14,858)
        Interest expense                              (7,997)       (14,710)        (4,163)       (10,876)
        Net gain on real estate sales                 (1,765)        (1,765)             -              -
        Income taxes                                     507          1,678         (1,678)             -
                                                ------------   ------------   ------------   ------------
        Net (loss) income                       $       (777)  $     (4,469)  $      2,456   $     (1,408)
                                                ============   ============   ============   ============
        Net income per share
                 Basic                          $      (0.02)  $      (0.13)  $       0.10   $      (0.06)
                                                ------------   ------------   ============   ============
                 Diluted                        $      (0.02)  $      (0.13)  $       0.06   $      (0.06)
                                                ============   ============   ============   ============

3.    SPIN-OFF:

      On March 31, 1998, Excel transferred certain real estate assets to the Company in exchange for 23.4 million common shares of the Company, assumption of mortgage debt by the Company, and issuance of a note payable to Excel from the Company which was subsequently repaid. The Spin-off took place through a dividend distribution to Excel's common stockholders of all the Company's common stock held by Excel. The fair value of the distribution was approximately $56.0 million or $2.39 per share.

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

      In conjunction with the sale of assets for MACE common shares, the Company recognized a $2.1 million gain on the exchange based upon the market value of the common shares on the date of the exchange, discounted for sale restrictions. In accordance with accounting principles generally accepted in the United States of America, the Company accounts for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at December 31, 2000. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

                                                    DECEMBER 31,
                                            ---------------------------
        INVESTMENT IN USPL (IN THOUSANDS):      2000           1999
                                            ------------   ------------
        Cost                                $      1,000   $      1,000
        Unrealized (loss) gain                      (695)           922
                                            ------------   ------------
        Fair value                          $        305   $      1,922
                                            ============   ============

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


5.    REAL ESTATE:

      The Company sold the following properties in 2000:

                                                                                          MORTGAGE
                                                            DATE         SALES PRICE     TRANSFERRED
         LOCATION                                           SOLD           (000'S)         (000'S)
         ---------------------------------------------  --------------  --------------  --------------
         Middletown, OH (1)                                 2/00          $  6,709         $3,726
         Terre Haute, IN (1)                                2/00             5,762          3,598
         San Diego/Rancho Bernardo, CA  (1) (2)             2/00            12,381          7,381
         San Diego/4-S Ranch, CA                            5/00             6,130              -
         Scottsdale Galleria, AZ                            7/00            28,750              -
         Scottsdale City Center, AZ (1)                     10/00            9,663          2,006
         Telluride, CO                                      12/00            2,550              -

(1)      PROPERTY SOLD TO PEI
(2)      PROPERTY MASTER LEASED BACK TO THE COMPANY

      The sales of the above properties resulted in a net gain of $9.2 million of which properties sold to PEI accounted for $1.9 million. The gain was partially offset by certain real estate held for sale, which were written down by $0.5 million to their estimated sales price.

      In September 2000, the Company acquired approximately 4.5 acres of land in Anaheim, CA for $7.8 million. The Company paid cash of $1.5 million and assumed $6.3 million of debt.

      In 1999, in addition to the Millennia transaction (Note 4), the Company sold a property located in Highlands Ranch, Colorado for approximately $25.4 million, eight properties in various locations leased to Wal-Mart for approximately $34.9 million, and a land parcel in Rancho Bernardo, California for approximately $2.9 million. The combined book value of these assets was $66.3 million. Mortgage debt of $41.2 million was retired in conjunction with the sales. The sales resulted in a net book gain of $3.1 million. The Company also contributed a property located in Westminster, Colorado to a partnership for a 50% interest. The property had book value of approximately $24.9 million and mortgage debt of $18.5 million and is part of a development project.

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

6.    NOTES RECEIVABLE:

      The Company had $40.5 million in notes receivable outstanding at December 31, 2000 related to various development projects. The notes bear interest at 10% to 12% per annum and are secured by the related projects. The notes mature on various dates between 2001 and the earlier of the sale of the related projects, or 2003 to 2004.

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


7.    NOTES AND MORTGAGES PAYABLE:

      NOTES PAYABLE

      The Company had the following notes payable outstanding at December 31, 2000 and December 31, 1999 (amounts in thousands):

                                                                                             DECEMBER 31,
                                                                                     --------------------------
                                                                                         2000          1999
                                                                                     ------------  ------------
        Revolving $15.0 million credit facility bearing interest at Libor plus
        3.75% (10.3% at December 31, 2000) due June 30, 2001. The facility is
        secured by some of the Company's PEI common shares.                         $     11,481    $        -

        Revolving $40.0 million unsecured line of credit facility
        with PEI bearing interest at Libor plus 3.75% (10.3% at
        December 31, 2000) to 12.50% due December 2002.                                    25,377             -

        Note payable to The Sol and Helen Price Trust bearing
        interest at Libor plus 1.50% (8.1% at December 31, 2000) due
        November 2004.  The note is secured by some of the Company's
        PEI common shares (Note 9).                                                         9,347        27,347

        Note payable to an individual bearing interest at Prime plus
        2% repaid in October 2000.                                                              -         5,000

        Note payable outstanding on a $4.7 million facility related to Newport on the Levee, LLC, bearing interest at Prime plus
        0.5% (10% at December 31, 2000), due March 2001.                                    2,106             -

        Revolving $35.0 million secured credit facility bearing
        interest at Libor plus 3.75% repaid in July 2000.                                       -        32,103

        Other                                                                                 750         6,211
                                                                                     ------------  ------------

        Total                                                                        $     49,061  $     70,661
                                                                                     ============  ============

      The Company has a 65% interest in Newport on the Levee, LLC ("Newport") that is developing an entertainment retail project in Newport, KY. In addition to the $2.1 million note in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $32.9 million of the bonds at December 31, 2000 for construction incurred to date.

      The Company has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a total book basis of $18.5 million at December 31, 2000 and mortgage debt of $8.9 million which is guaranteed by the Company.

      The Company also has guaranteed a $15.0 million note payable related to a development project in Scottsdale, AZ and the Company has a note receivable with a participating interest.

Continued

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

      SENIOR NOTES

      In conjunction with the PEI exchange offer, the Company issued $18.1 million in senior notes ("Senior Notes"). The Senior Notes bear an interest rate of 10% per annum and, along with the Debentures, are secured by a first priority security interest in common shares of PEI. The Senior Notes rank equal to future senior indebtedness of the Company and are senior to the Debentures. The Senior Notes mature in November 2004.

      MORTGAGES PAYABLE

      The Company had $12.0 million in mortgages payable outstanding at December 31, 2000 secured by real estate. The mortgage debt has an average maturity of 4.0 years expiring at various dates to 2009. The monthly payment of principal and interest approximates $80,000 bearing an average interest rate of 7.9% at December 31, 2000.

      MATURITIES

      The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

           YEAR ENDED DECEMBER 31,

           2001                               $  14,995
           2002                                  31,739
           2003                                       -
           2004                                  60,655
           2005                                       -
           Thereafter                             5,000
                                           ------------
                                               $112,389
                                           ============

8.    INCOME TAXES:

      At December 31, 2000, the Company had a net deferred tax asset of $4.5 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


8.    INCOME TAXES, CONTINUED:

                                                         FEDERAL         STATE
                                                       ------------   ------------
        YEAR ENDED DECEMBER 31, 2000:
                 Current payable                       $        126   $        262
                 Deferred tax benefit                           676            547
                                                       ------------   ------------
                 Provision for income taxes            $        802   $        809
                                                       ============   ============

        YEAR ENDED DECEMBER 31, 1999:
                 Current (benefit) payable             $       (743)  $         25
                 Deferred tax expense (benefit)                 221            (10)
                                                       ------------   ------------
                 (Benefit) provision for income taxes  $       (522)  $         15
                                                       ============   ============

        FIVE MONTHS ENDED DECEMBER 31, 1998:
                 Current payable                       $        312   $        107
                 Deferred tax expense                            82             34
                                                       ------------   ------------
                 Provision for income taxes            $        394   $        141
                                                       ============   ============

        PERIOD FROM INCEPTIONS TO JULY 31, 1998:
                 Current payable                       $        727   $        207
                 Deferred tax expense                           163             46
                                                       ------------   ------------
                 Provision for income taxes            $        890   $        253
                                                       ============   ============

      The significant components of activities that gave rise to deferred tax assets and liabilities included on the balance sheet were as follows (in thousands):

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
        Impairment of real estate investments       $      2,579   $      2,395
        Assets acquired from the Spin-off (Note 2)           702          4,487
        NOL carryforwards                                  2,442              -
        Other                                                219              -
        Deferred gain on equity investments               (1,405)          (367)
                                                    ------------   ------------
        Net deferred tax assets                     $      4,537   $      6,515
                                                    ============   ============

      A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate for the years ended December 31, 2000, December 31, 1999, the five months ended December 31, 1998 and the period from inception to December 31, 1998 is as follows:

                               2000     1999     1998     1997
                              ------   ------   ------   ------
        Statutory rate            34%      34%      34%      34%
        State and local           22%       6%       8%       6%
                              ------   ------   ------   ------
        Effective rate            56%      40%      42%      40%
                              ======   ======   ======   ======

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

9.    CAPITAL STOCK:

      COMMON SHARES

      In March 2000, $18.0 million of notes payable to The Sol and Helen Price Trust were converted into 5.1 million shares of the Company's common stock. In October 2000 the Company repurchased 1.7 million shares of common stock from affiliates for approximately $2.50 per share. (Note 14)

      In December 2000, the Company converted 21,281,000 shares of Series B Preferred Stock to 21,281,000 shares of common stock on a one-for-one basis.

      PRIVATE PLACEMENT

      In October 1999, the Company sold 3,378,117 shares of common stock to a group of investors. Proceeds of approximately $13.5 million were used for general corporate purposes, to fund certain development costs and to repay outstanding amounts on the Company's credit facility.

      OPTIONS

      The Company adopted the 1998 Stock Option Plan (the "Option Plan") for directors, executive officers and other key employees of the Company. The aggregate number of shares issuable upon exercise of options under the Option Plan may not exceed 5,250,380 shares and are exercisable for 10 years from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value of the stock on the date of grant. At December 31, 2000, the exercise price of the options outstanding ranged from $2.92 to $10.00 per share. Options granted in the period from inception to July 31, 1998 were granted at an exercise price of $5.00 and $10.00 per share. All subsequent options have been granted at an exercise price equal to the fair market value of the stock on the date of grant. Stock option and warrant activity are summarized as follows:

      The following table summarizes the activity for both plans:

                                                                           WEIGHTED AVERAGE
                                                            OPTIONS/        EXERCISE PRICE
                                                            WARRANTS           PER SHARE
                                                        ----------------   ----------------
        Outstanding at inception (November 17, 1997)                   -   $              -

             Granted                                           3,850,000               7.50
                                                        ----------------
        Outstanding at July 31, 1998                           3,850,000               7.50

             Granted                                              40,000               2.92
                                                        ----------------
        Outstanding at December 31, 1998                       3,890,000               7.45

             Granted                                           1,363,000               5.06
             Cancelled                                          (950,000)              7.50
                                                        ----------------
        Outstanding at December 31, 1999                       4,303,000               6.68

             Granted                                             374,000               3.26
             Cancelled                                           (58,500)              3.20
                                                        ----------------
        Outstanding at December 31, 2000                       4,618,500   $           6.43
                                                        ================

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


9.    CAPITAL STOCK, CONTINUED:

      The options vest over five years and expire at various dates through June 2010. All of the options were issued to directors, officers or affiliates of the Company. At December 31, 2000, options of 631,880 were available for granting under the Option Plan. In January 2001, 4,049,000 options with an average price of $6.82 were cancelled at the option of the respective holders.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company. Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in the year ended December 31, 2000 would have been decreased by $558,000 from $1,216,000 ($0.03 per share - basic, and $0.02 per share - diluted) to a net income of $658,000 ($0.02 per share - basic, and $0.01 per share - diluted). The Company's net loss in the year ended December 31, 1999 would have been increased by $3,225,000 from $777,000 ($0.02 per share - basic, and $0.01 per share - diluted) to a net loss of $4,002,000 ($0.12 per share - basic, and $0.07 per share - diluted). For the five months ended December 31, 1998, the net income would have been decreased by $50,000 from $721,000 ($0.02 per share - basic, and $0.01 per share - diluted) to $671,000 ($0.02 per share - basic, and $0.01 per share
      - diluted). For the period from inception (November 17, 1997) to July 31, 1998, net income reduced by $5,705,000 from $1,735,000 ($0.11 per share -
      basic, and $0.07 per share diluted) to a net loss of $3,970,000 ($0.25 per share - basic, and $0.15 per share - diluted).

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 2000 and 1999, the five months ended December 31, 1998, and the period from inception to July 31, 1998, respectively: expected volatility of 35.69%, 37.02%, 37.02%, and 36.56%; risk-free interest rate of 6.69%, 5.76%, 5.76%
      and 5.56%; expected life of 6 years (for all periods); and dividend yield of 0.00% (for all periods).

10.   EARNINGS PER SHARE (EPS):

      A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                                         PERIOD FROM
                                                                          FIVE MONTHS     INCEPTION
                                                      YEAR ENDED             ENDED      (NOVEMBER 17,
          BASIC EPS                                  DECEMBER 31,         DECEMBER 31,  1997) TO JULY 31,
          ---------                          --------------------------   ------------  ------------
                                                 2000          1999           1998          1998
                                             ------------  ------------   ------------  ------------
        NUMERATOR:
             Net income (loss)               $      1,216  $       (777)  $        721  $      1,735
                                             ============  ============   ============  ============
        DENOMINATOR:
             Weighted average common shares
                outstanding                        41,847        33,985         33,458        15,842
                                             ============  ============   ============  ============

        Earnings Per Share                   $       0.03  $      (0.02)  $       0.02  $       0.11
                                             ============  ============   ============  ============

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


10.   EARNINGS PER SHARE (EPS), CONTINUED:

                                                                                         PERIOD FROM
                                                                          FIVE MONTHS     INCEPTION
                                                     YEAR ENDED              ENDED      (NOVEMBER 17,
          DILUTED EPS                               DECEMBER 31,          DECEMBER 31,  1997) TO JULY 31,
          -----------                        --------------------------   ------------  ------------
                                                 2000          1999           1998          1998
                                             ------------  ------------   ------------  ------------
        NUMERATOR:
             Net income (loss)               $      1,216  $       (777)  $        721  $      1,735
                                             ============  ============   ============  ============
        DENOMINATOR:
             Weighted average common shares
                outstanding                        41,847        33,985         33,458        15,842
             Effect of diluted securities:
                Preferred B shares                 19,706        21,281         21,281        10,142
                Common stock options                    -             4             29             -
             Deduct diluted securities for
                net loss                                -       (21,285)             -             -
                                             ------------  ------------   ------------  ------------
                                                   61,553        33,985         54,768        25,984
                                             ============  ============   ============  ============

        Earnings Per Share                   $       0.02  $      (0.02)  $       0.01  $       0.07
                                             ============  ============   ============  ============

11.   FINANCIAL INSTRUMENTS AND CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. From time to time, the Company's cash balances with any one institution may exceed Federal Deposit Insurance limits. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2000 and 1999. However, considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheets at December 31, 2000 and 1999 approximates the fair values for cash, accounts receivable and payable, notes receivable, mortgage debt and notes payable, and that the market value of its real estate held for sale exceeds the carrying value. The Company's investment in MACE common shares has a book value of $22.4 million and a fair value, based upon the closing stock price at December 31, 2000 of $0.906, of $3.4 million.

12.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

                                                                                       PERIOD FROM
                                                                        FIVE MONTHS     INCEPTION
                                                    YEAR ENDED             ENDED      (NOVEMBER 17,
                                                   DECEMBER 31,         DECEMBER 31,  1997) TO JULY 31,
                                            --------------------------  ------------  ------------
                                                2000          1999          1998          1998
                                            ------------  ------------  ------------  ------------
        Supplemental disclosure:
            Cash paid for interest          $7.7 million  $5.6 million  $2.2 million  $1.6 million
            Net cash paid for income taxes   0.2 million   0.3 million   1.5 million             -

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

12.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE, CONTINUED:

      IN 2000:
      o The Company converted $18.0 million of notes payable into 5.1 million common shares.
      o The Company transferred $16.7 million in mortgage debt to PEI in conjunction with asset sales to PEI.
      o Newport assumed $2.1 million in debt in conjunction with real estate construction and acquisitions.
      o Notes receivable from certain officers were decreased and payables increased by a net $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999.

      IN 1999:
      o The Company's subsidiary, Millennia, exchanged $37.4 million of assets and $15.1 million of debt in exchange for securities (see
            Note 4).
      o The Company assumed $78.9 million of debt related to the tender offer of PEI common shares (see Note 2).
      o The Company assumed $6.4 million in mortgage debt related to the construction of an office building.
      o The Company contributed $24.9 million in real estate with mortgage debt of $18.5 million to a partnership for development.

      IN THE FIVE MONTHS ENDED DECEMBER 31, 1998:
      o Millennia assumed $15.2 million of debt in conjunction with the acquisition of nine car wash properties.

      IN THE PERIOD FROM INCEPTION TO JULY 31, 1998
      o The Spin-off occurred (Note 3) and common shares were issued to certain officers of the Company in exchange for cash and $10.9 million in notes receivable.
      o The Company issued 850,000 shares of common stock in connection with the acquisition of a real estate management company. The market value of the shares was approximately $3.4 million.
      o     The Company borrowed $35.5 million in mortgages payable in connection with the construction of the AMC theaters.

13.   SEGMENT REPORTING:

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

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

13.   SEGMENT REPORTING, CONTINUED:

                                           COMMERCIAL       DEVELOPMENT      INVESTMENT      GENERAL AND
                                          PROPERTY UNIT        UNIT             UNIT       ADMINISTRATIVE        TOTAL
                                         --------------  --------------   --------------   --------------   --------------
    YEAR ENDED DECEMBER 31, 2000:

    Total revenues                       $        2,725  $        6,153   $        7,637   $        1,982   $       18,497
                                         --------------  --------------   --------------   --------------   --------------
    Interest                                        220               5                1           10,634           10,860
    Depreciation and amortization                   149             423              779              211            1,562
    General and administrative                        -               -                -            2,785            2,785
    Operating expenses                            1,500             927            6,751                -            9,178
                                         --------------  --------------   --------------   --------------   --------------
    Total operating expenses                      1,869           1,355            7,531           13,630           24,385
                                         --------------  --------------   --------------   --------------   --------------
    Net operating income (loss)                     856           4,798              106          (11,648)          (5,888)
             Real estate sales                    1,872           6,843                -                -            8,715
             Provision for income taxes               -               -             (141)          (1,470)          (1,611)
                                         --------------  --------------   --------------   --------------   --------------
    Net income                           $        2,728  $       11,641   $          (35)  $      (13,118)  $        1,216
                                         ==============  ==============   ==============   ==============   ==============

    Total assets                         $      114,973  $      126,973   $       59,076   $       23,562   $      324,584
                                         ==============  ==============   ==============   ==============   ==============

    YEAR ENDED DECEMBER 31, 1999:

    Total revenues                       $        8,441  $        4,903   $       10,358   $        2,215   $       25,917
                                         --------------  --------------   --------------   --------------   --------------
    Interest                                      3,681               -              419            3,897            7,997
    Depreciation and amortization                 1,309             571            1,255               85            3,220
    General and administrative                        -               -            2,016            4,082            6,098
    Operating expenses                              465           1,162            6,494                -            8,121
                                         --------------  --------------   --------------   --------------   --------------
    Total operating expenses                      5,455           1,733           10,184            8,064           25,436
                                         --------------  --------------   --------------   --------------   --------------
    Net operating income                          2,986           3,170              174           (5,849)             481
             Real estate sales                    3,497          (7,324)           2,062                -           (1,765)
             Provision for income taxes               -               -                -              507              507
                                         --------------  --------------   --------------   --------------   --------------
    Net income                           $        6,483  $       (4,154)  $        2,236   $       (5,342)  $         (777)
                                         ==============  ==============   ==============   ==============   ==============

    Total assets                         $      151,109  $       86,304   $       48,303   $       42,437   $      328,153
                                         ==============  ==============   ==============   ==============   ==============

    FIVE MONTHS ENDED DECEMBER 31, 1999:

    Total revenues                       $        4,749  $        1,891   $        7,690   $          680   $       15,010
                                         --------------  --------------   --------------   --------------   --------------
    Interest                                      2,215               -              348               82            2,645
    Depreciation and amortization                   782             238              852               46            1,918
    General and administrative                        -               -            1,705              936            2,641
    Operating expenses                              365           1,133            5,052                -            6,550
                                         --------------  --------------   --------------   --------------   --------------
    Total operating expenses                      3,362           1,371            7,957             1064           13,754
                                         --------------  --------------   --------------   --------------   --------------
    Net operating income                          1,387             520             (267)            (384)           1,256
             Provision for income taxes               -               -                -             (535)            (535)
                                         --------------  --------------   --------------   --------------   --------------
    Net income                           $        1,387  $          520   $         (267)  $         (919)  $          721
                                         ==============  ==============   ==============   ==============   ==============

    Total assets                         $       99,170  $       68,497   $       55,902   $       37,727   $      261,296
                                         ==============  ==============   ==============   ==============   ==============

    PERIOD FROM INCEPTION (NOVEMBER 17, 1997) TO JULY 31, 1998:

    Total revenues                       $        3,835  $        1,652   $        2,063   $          595   $        8,145
                                         --------------  --------------   --------------   --------------   --------------
    Interest                                      1,444               -                -               74            1,518
    Depreciation and amortization                   656             174              122              105            1,057
    General and administrative                        -               -              354              544              898
    Operating expenses                              165             753              876                -            1,794
                                         --------------  --------------   --------------   --------------   --------------
    Total operating expenses                      2,265             927            1,352              723            5,267
                                         --------------  --------------   --------------   --------------   --------------
    Net operating income                          1,570             725              711             (128)           2,878
             Provision for income taxes               -               -                -            (1143)          (1,143)
                                         --------------  --------------   --------------   --------------   --------------
    Net income                           $        1,570  $          725   $          711           $(1271)  $        1,735
                                         ==============  ==============   ==============   ==============   ==============

    Total assets                         $      100,529  $       69,377   $       38,240   $       38,770   $      246,916
                                         ==============  ==============   ==============   ==============   ==============

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

14.   RELATED PARTY TRANSACTIONS:

      In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.7 million was outstanding at December 31, 2000. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at December 31, 2000 from these notes totaled $1.8 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

      In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $4.3 million of the above personal debt in October 2000, upon which the Company recorded 1.71 million shares as repurchased.

      In 2000, four properties and a joint venture interest were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.1 million. Also, at December 31, 2000, the Company had $25.4 million payable to PEI on a $40.0 million note. Finally, the Company offsets the general and administrative costs with reimbursements received monthly from PEI. In the nine months ended December 31, 2000, approximately $3.0 million was received as reimbursements.

15.   RETIREMENT PLAN:

      The Company has a 401(k) Retirement Plan (the "401(k) Plan") covering most of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participants contribution in Company stock (up to a maximum of 3% of such person's compensation). The following table shows the costs incurred in connection with the 401(k) Plan for each of the periods shown:

                                                                                     PERIOD FROM
                                                                       FIVE MONTHS    INCEPTION
                                                    YEAR ENDED            ENDED     (NOVEMBER 17,
                                                   DECEMBER 31,       DECEMBER 31,  1997) TO JULY 31,
                                          --------------------------  ------------  ------------
                                              2000          1999          1998          1998
                                          ------------  ------------  ------------  ------------
    401 (k) Plan Costs incurred           $    142,000  $     87,000  $     15,000  $          -

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Summarized quarterly financial data is as follows (in thousands except per share amounts):

                                                                           NET INCOME      NET INCOME
                                                               NET         (LOSS) PER      (LOSS) PER
                                                TOTAL         INCOME        SHARE -          SHARE -
                                               REVENUES       (LOSS)         BASIC           DILUTED
                                            -------------  ------------  --------------  --------------
      YEAR ENDED DECEMBER 31, 2000
            Quarter ended March 31,             $3,693       $   (373)       $(0.01)         $(0.01)
            Quarter ended June 30,               5,235           (244)       $(0.01)         $(0.01)
            Quarter ended September 30,          5,896          3,150         $0.08           $0.05
            Quarter ended December 31,           3,673         (1,317)       $(0.02)         $(0.02)

      YEAR ENDED DECEMBER 31, 1999
            Quarter ended March 31,             $9,217        $   174         $0.01           $0.00
            Quarter ended June 30,               6,216            512         $0.02           $0.01
            Quarter ended September 30,          5,426            335         $0.01           $0.01
            Quarter ended December 31,           5,058         (1,798)       $(0.05)         $(0.05)

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                  -------------


                                                              ADDITIONS    DEDUCTIONS
                                              BALANCE AT    ------------  ------------    BALANCE AT
                                              BEGINNING      CHARGED TO                     END OF
                  DESCRIPTION                 OF PERIOD       EXPENSE      WRITTEN OFF     PERIOD
--------------------------------------------  ------------  ------------  ------------  ------------
Allowance for bad debts:

Year ended December 31, 2000                  $         55  $         20  $        (43) $         32
                                              ============  ============  ============  ============

Year ended December 31, 1999                  $         34  $         97  $        (76) $         55
                                              ============  ============  ============  ============

Five months ended December 31, 1998           $         14  $         20  $          -  $         34
                                              ============  ============  ============  ============

Period from inception (November 17, 1997)
    to July 31, 1998                          $          -  $         16  $          2  $         14
                                              ============  ============  ============  ============

Investment in Partnerships(1):

Year ended December 31, 2000                  $      6,012  $          -  $          - $       6,012
                                              ============  ============  ============  ============

Year ended December 31, 1999                  $          -  $      6,012  $          - $       6,012
                                              ============  ============  ============  ============

Five months ended December 31, 1998           $          -  $          -  $          -  $          -
                                              ============  ============  ============  ============

Period from inception (November 17, 1997)
    to July 31, 1998                          $          -  $          -  $          -  $          -
                                              ============  ============  ============  ============


(1)  Relates to the Company's investment in Entercitement, LLC

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)
                            ------------------------

                                                                                 NET COST CAPITALIZED
                                                                                        (SOLD)
                                                     INITIAL COST             SUBSEQUENT TO ACQUISITION
                                                --------------------------    ------------------------------
                                                           BUILDING AND                     BUILDING AND
        DESCRIPTION            ENCUMBRANCES       LAND     IMPROVEMENTS          LAND       IMPROVEMENTS
------------------------------------------------------------------------------------------------------------
Scottsdale Towers Land
Scottsdale, AZ                     $     -        $  3,971     $     -           $(428)    $       -

Brio Restaurant
Scottsdale, AZ                           -             563       1,046               -             -

Grand Hotel
Tusayan, A                              (1)              -      11,898               -           139

Pointe Anaheim
Anaheim, CA                          6,312           7,871           -               -           923

Residential Property
Coto de Caza, CA                       708             316         586               -             -

Desert Fashion Plaza
Palm Springs, CA                         -           3,816       9,772               -         2,514

Land
Yosemite, CA                             -             600           -             168             -

Danile's Head
Bermuda                              5,000               -           -               -        14,190

Newport on the Levee
Newport, KY (2)            (3)       2,106               -      16,225               -        21,420

------------------------------------------------------------------------------------------------------------
                                   $14,126        $ 17,137     $39,527           $(260)   $   39,186
============================================================================================================


                                                                                                                   LIFE ON WHICH
                                GROSS AMOUNT AT WHICH CARRIED                                                      DEPRECIATION
                                       AT CLOSE OF PERIOD                                                           IN LATEST
                           ----------------------------------------                                                  INCOME
                                        BUILDING AND                  ACCUMULATED        DATE OF         DATE      STATEMENTS
        DESCRIPTION          LAND       IMPROVEMENTS    TOTAL (a)     DEPRECIATION    CONSTRUCTION     ACQUIRED   IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Scottsdale Towers Land
Scottsdale, AZ              $ 3,543      $       -        $ 3,543        $    -                  -       1998             -

Brio Restaurant
Scottsdale, AZ                  563          1,046          1,609            73               1975       1998          40 years

Grand Hotel
Tusayan, A                        -         12,037         12,037         1,092               1998       1998          40 years

Pointe Anaheim                                                                                           1998,
Anaheim, CA                   7,871            923          8,794             -                (2)       2000             -

Residential Property
Coto de Caza, CA                316            586            902             2               2000       2000          40 years

Desert Fashion Plaza
Palm Springs, CA              3,816         12,286         16,102           641               1967       1998          40 years

Land
Yosemite, CA                    768              -            768             -                  -       1998             -

Danile's Head
Bermuda                           -         14,190         14,190             -                (2)       1998             -

Newport on the Levee
Newport, KY (2)                   -         37,645         37,645             -                  -       1998             -

----------------------------------------------------------------------------------------------------------------------------------
                            $16,877      $  78,713        $95,590        $1,808
==================================================================================================================================

(1) This property is on a land lease with a cost of $2,351 which is not included above.
(2)   Property is currently under construction.
(3) The city of Newport, KY issued two series of public improvement bonds related to construction of this project. $32.9 million of the bonds are outstanding at December 31, 2000. See note 7 for additional information.

Continued

                    EXCEL LEGACY CORPORATION AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   ----------

(a)      Reconciliation of total real estate carrying value is as follows:

                                                                                      FIVE MONTHS
                                                        YEAR ENDED     YEAR ENDED       ENDED       INCEPTION TO
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JULY 31,
                                                        ------------   ------------   ------------  ------------
                                                            2000           1999           1998          1998
                                                        ------------   ------------   ------------  ------------
        Balance at beginning of period:                 $    102,143   $    191,033   $    174,344 $           -
        Acquisitions:                                          8,773          2,956         15,200       173,209
        Improvements and other additions:                     40,843         25,409          1,489         1,135
        Cost of property sold/contributed to
            partnerships:                                    (56,169)      (117,255)             -             -
                                                        ------------   ------------   ------------  ------------

        Balance at the end of the period:               $     95,590   $    102,143   $    191,033  $    174,344
                                                        ============   ============   ============  ============

        Total cost for federal income tax purposes at
            the end of each period:                     $     95,590   $    114,274   $    207,421  $    190,732
                                                        ============   ============   ============  ============

(b)      Reconciliation of accumulated depreciation is as follows:

        Balance at beginning of period:                 $      2,303   $      2,506   $        939       $     -
        Depreciation expense:                                  1,562          2,382          1,567           939
        Property sold/contributed to partnerships:            (2,057)        (2,585)             -             -
                                                        ------------   ------------   ------------  ------------

        Balance at the end of the period:               $      1,808   $      2,303   $      2,506  $        939
                                                        ============   ============   ============  ============