Form 10-K405/A
period 2000-12-31
EXCEL LEGACY CORP
filed 2001-04-27
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
/ /	Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-23503

EXCEL LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0781747
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17140 Bernardo Center Drive, Suite 300, San Diego, CA 92128
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (858)-675-9400

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, $0.01 par value per share
9.0% Convertible Redeemable Subordinated Secured Debentures due 2004
10.0% Senior Redeemable Secured Notes due 2004
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $116,960,753 as of March 14, 2001 based on the $2.15 closing price on such date.

    The number of outstanding shares of the Registrant's common stock as of March 14, 2001 was 61,540,849.

    The following items of Excel Legacy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

    The table below indicates the name, position with Legacy and ages of the directors, executive officers and other key employees of Legacy.

Name	Age	Position with Legacy
Gary B. Sabin	47	Chairman, President and Chief Executive Officer
Richard B. Muir	45	Director, Executive Vice President, Chief Operating Officer and Secretary
Kelly D. Burt	43	Director and Executive Vice President—Development
Jack McGrory	51	Director
Richard J. Nordlund	56	Director
Robert E. Parsons, Jr.	45	Director
Robert S. Talbott	47	Director
John H. Wilmot	58	Director
Graham R. Bullick, Ph.D.	50	Senior Vice President—Capital Markets
Mark T. Burton	40	Senior Vice President—Acquisitions
S. Eric Ottesen	45	Senior Vice President, General Counsel and Assistant Secretary
James Y. Nakagawa	35	Chief Financial Officer
Emmett R. Albergotti	58	Senior Vice President—Retail Development
William J. Hamilton	43	Senior Vice President—Self Storage
William J. Stone	57	Senior Vice President—Retail Development
John A. Visconsi	56	Senior Vice President—Leasing/Asset Management

    Gary B. Sabin has served as Chairman of the Board of Directors, President and Chief Executive Officer of Legacy since its formation in November 1997. Mr. Sabin also has served as President and Chief Executive Officer and a director of PEI since November 1999. Mr. Sabin served as director and President of New Plan Excel Realty Trust, Inc. (New Plan Excel) from September 1998 to April 1999 and as Chairman, President and Chief Executive Officer of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Sabin has served as Chief Executive Officer of various companies since his founding of Excel Realty Trust's predecessor company and its affiliates starting in 1977. He has been active for over 20 years in diverse aspects of the real estate industry, including the evaluation and negotiation of real estate acquisitions, management, financing and dispositions.

    Richard B. Muir has served as director, Executive Vice President and Secretary of Legacy since its formation and as Legacy's Chief Operating Officer since November 1999. Mr. Muir also has served as Executive Vice president, Chief Operating Officer and a director of PEI since November 1999.

Mr. Muir served as a director, Executive Vice President and Co-Chief Operating Officer of New Plan Excel from September 1998 to April 1999 and served as director, Executive Vice President and Secretary of Excel Realty Trust from January 1989 to September 1998. In addition, Mr. Muir served as an officer and director of various affiliates of Excel Realty Trust since 1978, primarily in administrative and executive capacities, including direct involvement in and supervision of asset acquisitions, management, financing and dispositions.

    Kelly D. Burt has served as Executive Vice President—Development of Legacy since May 1998 and in the same position with PEI since November 1999. From 1992 to May 1998, Mr. Burt served as President and founder of TenantFirst, a real estate development company in San Diego, California that was acquired by Legacy in May 1998. From 1984 to 1992, Mr. Burt was an Industrial/Office Partner at the San Diego division of Trammell Crow Company, a real estate development company headquartered in Dallas, Texas.

    Jack McGrory has served as a director of Legacy and Chairman of the Board of PEI since November 1999. Since September 2000, Mr. McGrory has also served as President and Chief Executive Officer of Downtown Development Inc., an entity which manages the construction of San Diego's new ballpark and adjacent commercial real estate, and President and Chief Executive Officer of San Diego Revitalization, a non-profit organization focused on real estate development in City Heights. Mr. McGrory has also been the Managing Director of The Price Group LLC, which is engaged in securities and real estate investments, since August 2000. Mr. McGrory served as Chief Operating Officer of the San Diego Padres from October 1999 to August 2000. Mr. McGrory served as President and Chief Executive Officer of PEI from September 1997 to November 1999 and as City Manager of the City of San Diego from March 1991 to August 1997.

    Richard J. Nordlund has served as a director since Legacy's formation and as President of RJN Management, a real estate firm in Santa Barbara, California, since 1985. From 1978 through 1988, Mr. Nordlund served as President of First Corporate Services, an investment banking firm in Minneapolis, Minnesota. He is also associated with Miller & Schroeder Financial, Inc. Mr. Nordlund's business experience includes 28 years in the investment banking and mortgage banking industries.

    Robert E. Parsons, Jr. has served as a director since Legacy's formation. He served as a director of Excel Realty Trust and then New Plan Excel from January 1989 to April 1999. Mr. Parsons is presently Executive Vice President and Chief Financial Officer of Host Marriott Corporation, a company he joined in 1981. He also serves as a director and officer of several Host Marriott subsidiaries, and as a director of Merrill Financial Corporation, a privately-held real estate company.

    Robert S. Talbott has served as a director since Legacy's formation. Mr. Talbott is an attorney and has served as President of Holrob Investments, LLC, a company engaged in the acquisition, development, management and leasing of real property, since 1997. From 1985 through 1997, Mr. Talbott served as Executive Vice President and President of Horne Properties, Inc., where he was involved in the acquisition and development of over 100 shopping centers. He also serves as a member of the Public Building Authority of Knoxville, Tennessee, as a member of the Knoxville Industrial Development Board, as a director of the Knoxville Chamber of Commerce and as Chairman of the St. Mary's Foundation.

    John H. Wilmot has served as a director since Legacy's formation. He served as a director of Excel Realty Trust and then New Plan Excel from 1989 to April 1999. Mr. Wilmot, individually and through his wholly-owned corporations, develops and manages real property, including office buildings, shopping centers and residential projects primarily in the Phoenix/Scottsdale area, and has been active in that business since 1976.

    Graham R. Bullick, Ph.D., has served as Senior Vice President—Capital Markets of Legacy since its formation and in the same position with PEI since November 1999. Mr. Bullick served as Senior

Vice President—Capital Markets of Excel Realty Trust and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

    Mark T. Burton has served as Senior Vice President—Acquisitions of Legacy since its formation and in the same position with PEI since November 1999. Mr. Burton served as Senior Vice President—Acquisitions with Excel Realty Trust and then New Plan Excel from October 1995 to April 1999. He also served as a Vice President of Excel Realty Trust from January 1989 to October 1995. Mr. Burton was associated with Excel Realty Trust and its affiliates beginning in 1983, primarily in the evaluation and selection of property acquisitions.

    S. Eric Ottesen has served as Senior Vice President, General Counsel and Secretary of Legacy since its formation. Mr. Ottesen also has served as Senior Vice President, General Counsel and Assistant Secretary of PEI since November 1999. Mr. Ottesen served as Senior Vice President—Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999. Mr. Ottesen served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, Mr. Ottesen was a senior partner in a San Diego law firm.

    James Y. Nakagawa has served as Chief Financial Officer and Treasurer of Legacy since October 1998. Mr. Nakagawa also has served as Chief Financial Officer of PEI since November 1999. From March 1998 to October 1998, Mr. Nakagawa served as Controller of Legacy. Mr. Nakagawa served as Controller of Excel Realty Trust and then New Plan Excel from September 1994 to April 1999. Prior to joining Excel Realty Trust, Mr. Nakagawa was a manager at Coopers & Lybrand LLP. Mr. Nakagawa is a certified public accountant.

    Emmett R. Albergotti has served as Legacy's Senior Vice President—Retail Development since August 1998 and in the same position with PEI since November 1999. From 1993 to August 1998, Mr. Albergotti served as Senior Vice President of AMC Realty, Inc., the real estate arm of AMC Entertainment, Inc., for which he oversaw the acquisition and development of new theater locations throughout the western United States.

    William J. Hamilton has served as President of Price Self Storage, a unit of PEI since its inception in August 1996. From August 1995 to July 1996, Mr. Hamilton served as Executive Vice President of Price Quest, a subsidiary of PEI that had various retailing divisions. From November 1994 to August 1995, he was a Vice President of PEI. From October 1993 to November 1994, Mr. Hamilton was a Vice President of PriceCostco. Mr. Hamilton is also a Senior Vice President—Self Storage of Legacy.

    William J. Stone has served as a Senior Vice President—Retail Development of Legacy and PEI since December 1999. From November 1994 to December 1999, Mr. Stone served as the Executive Vice President of DDR/Oliver McMillan, where he oversaw the development of urban retail/entertainment redevelopment projects. Prior to joining DDR/Oliver McMillan and since 1975, Mr. Stone was an executive with several nationally recognized firms in the regional shopping center industry, most recently with TrizecHahn, Inc.

    John A. Visconsi has served as Senior Vice President—Leasing/Asset Management of Legacy since May 1999 and in the same position with PEI since November 1999. Mr. Visconsi served as Vice President—Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of PEI from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was director of Leasing and Land Development of Ernest W. Hahn, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Securities Exchange Act of 1934, directors, executive officers and beneficial owners of ten percent or more of the Company's common stock are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of the Company's common stock. Based solely on its review of such forms received by it, Legacy believes that all of the Section 16(a) filings required to be made by reporting persons with respect to 2000 were made on a timely basis.

Item 11.  Executive Compensation

Compensation of the Company's Directors

    Each non-employee director of Legacy receives $8,000 per year for serving on the board and an additional $1,000 for each in-person meeting attended (other than committee meetings). Each director receives an option to purchase 10,000 shares of the Company's common stock on the date of the first annual meeting of stockholders at which the director is re-elected to Legacy's board. At each subsequent annual meeting of stockholders at which the director is re-elected, the director will receive an option to purchase the number of shares of the Company's common stock granted to the director at the prior annual meeting of stockholders plus an additional 1,000 shares of the Company's common stock. However, a director may not receive an option to purchase more than 20,000 shares of the Company's common stock upon re-election in any given year.

    Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

Meetings of the Board

    During 2000, Legacy's board held five meetings. In 2000, each director attended at least 75% of the aggregate of all meetings held by the board and all meetings held by all committees of the board on which the director served.

Committees of the Board of Directors

    Audit Committee.  Legacy's audit committee consists of Messrs. McGrory, Nordlund, Parsons and Talbott. During 2000, the audit committee held three meetings. The audit committee reviews the annual audits of Legacy's independent public auditors, reviews and evaluates internal accounting controls, recommends the selection of the Legacy's independent public auditors, reviews and passes upon (or ratifies) related party transactions and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, Legacy and its independent public auditors.

    Compensation Committee.  Legacy's compensation committee consists of Messrs. Nordlund, Talbott and Wilmot. During 2000, the compensation committee held one meeting. The compensation committee reviews compensation of senior officers of Legacy and administers Legacy's executive compensation policies and the Legacy Stock Option Plan.

    Executive Committee.  Legacy's executive committee consists of Messrs. Sabin, Muir, Burt and Wilmot. During 2000, the executive committee held three meetings. The executive committee has all powers and rights necessary to exercise the full authority of Legacy's board in the management of the business and affairs of Legacy, except as provided in the DGCL or Legacy's bylaws.

Compensation Committee Interlocks and Insider Participation

    During 2000, Legacy's compensation committee was comprised of Messrs. Nordlund, Talbott and Wilmot. No interlocking relationship exists between any member of the compensation committee and any member of any other company's board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT

    Set forth below in full is the Report on Executive Compensation of Legacy's compensation committee regarding the compensation paid by Legacy to its executive officers during 2000:

    The philosophy of Legacy's compensation program is to employ, retain and reward executives capable of leading Legacy in achieving its business objectives. These objectives include enhancing stockholder value, maximizing financial performance, preserving a strong financial posture, increasing Legacy's assets and positioning its assets and business in geographic markets offering long-term growth opportunities. The accomplishment of these objectives is measured against the conditions characterizing the industry within which Legacy operates.

Components of Executive Compensation

    Base Salary.  Base salary is established by Legacy's compensation committee based on an executive's job responsibilities, level of experience, individual performance and contribution to the business, with reference to the competitive marketplace for executive officers at other similar companies. The compensation committee believes that the base salaries paid to executive officers of Legacy are at competitive levels relative to the various markets from which Legacy attracts its executive talent.

    Annual Cash Incentive Bonus.  Annual cash incentive bonus is established by the committee at the end of the fiscal year and is based on Legacy's performance, individual performance and compensation surveys. Bonuses awarded in prior years are also taken into consideration. Those executive officers of Legacy with employment agreements may receive up to 100% of their base salary in the form of a bonus.

    Long-Term Incentives.  Long-term incentives include awards of stock options. The objective for the awards is to align closely executive interests with the longer term interests of stockholders. These awards, which are at risk and dependent on the creation of incremental stockholder value or the attainment of cumulative financial targets over several years, represent a portion of the total compensation opportunity provided for the executive officers. Award sizes are based on individual performance, level of responsibility, the individual's potential to make significant contributions to Legacy and award levels at other similar companies.

    Annual Stock Grants.  Annual stock grants include annual stock grants of the Company's common stock to employees based on contributions to Legacy and individual job performance.

Compensation for the Chairman and Chief Executive Officer

    During 2000, the Chief Executive Officer, Mr. Gary B. Sabin, received a base salary of $300,000 and a bonus of $60,000. With respect to long-term incentives during 2000, Mr. Sabin was awarded options to purchase 40,000 shares of the Company's common stock in his capacity as Chairman and Chief Executive Officer. All of such options are immediately exercisable and 30,000 have an exercise price of $3.50 per share and 10,000 have an exercise price of $2.875 per share. Legacy's compensation committee reviewed Legacy's actual performance in 2000 and determined that most of Legacy's goals and objectives were accomplished and, in some instances, exceeded. Mr. Sabin's bonus and his award of stock options took into consideration his performance and contribution to achieving Legacy's objectives in 2000.

Tax Considerations

    Section 162(m) of the Code generally limits the tax deductions a public corporation may take for compensation paid to its Chief Executive Officer and its other four most highly compensated executive officers to $1 million per executive per year. Legacy does not presently anticipate any such executive officers to exceed the non-performance based compensation threshold of Section 162(m). The committee intends to evaluate Legacy's executive compensation policies and benefit plans during the coming year to determine whether any actions to maintain the tax deductibility of executive compensation are in the best interest of Legacy's stockholders.

    The foregoing report has been furnished by the compensation committee.

                      Richard J. Nordlund
                      Robert S. Talbott
                      John H. Wilmot
                      January 18, 2001

Executive Compensation

    The following table sets forth certain summary information concerning compensation paid by Legacy to or on behalf of Legacy's Chief Executive Officer and each of Legacy's other four most highly compensated executive officers. Legacy elected to change its fiscal year-end date from July 31 to December 31 in 1998 and, accordingly, executive compensation is reported below for (1) the fiscal year ended December 31, 2000, (2) the fiscal year ended December 31, 1999 and (3) the transition period consisting of the five months ended December 31, 1998.

Summary Compensation Table

Long-term Compensation Awards
		Fiscal Year Compensation				Number of Securities Underlying Options
	Fiscal Year						All Other Compensation(1)
Name		Salary		Bonus
Gary B. Sabin Chairman, President and Chief Executive Officer	2000 1999 Transition	$300,000 249,574 76,295	(3) (5)	$60,000 125,000	(2) (4)	40,000 243,000 —	$9,138 3,633 —
Richard B. Muir Executive Vice President, Chief Operating Officer and Secretary	2000 1999 Transition	$200,000 164,840 46,498	(6) (5)	$40,000 100,000 —	(2) (4)	37,000 171,000 —	$12,183 5,628 —
William J. Hamilton Senior Vice President—Self Storage	2000 1999 Transition	$150,000 — —	(7) (7)	$98,408 — —		— 100,000 —	$10,440 375 —
Mark T. Burton Senior Vice President—Acquisitions	2000 1999 Transition	$150,000 117,138 25,632	(8) (5)	$80,000 100,000 —	(2) (4)	30,000 120,000 —	$12,222 3,633 —
Kelly D. Burt Executive Vice President—Development	2000 1999 Transition	$150,000 150,000 62,500		$30,000 35,000 25,000	(2) (9)	46,000 140,000 —	$17,436 14,677 —

(1)
All other compensation consists of medical and dental benefits, life insurance, long-term disability insurance and Legacy's matching 401(k) contributions and, in the case of Mr. Burt, a car allowance.

(2)
The bonuses represent amounts awarded by the compensation committee related to 2000 payable prior to May 31, 2001.

(3)
Since May 1, 1999, Mr. Sabin has been paid his annual salary by Legacy pursuant to Mr. Sabin's employment agreement with Legacy under which Mr. Sabin receives an annual base salary of $300,000. Mr. Sabin received $200,000 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Sabin's debt to Legacy, which was incurred for the purchase of the Company's common stock. The remaining $49,574 was paid by Legacy to New Plan Excel under an administrative services agreement between New Plan Excel and Legacy, which was terminated in April 1999.

(4)
The bonuses were paid in the form of cancellation of a portion of each individual's debt to Legacy, which was incurred for the purchase of the Company's common stock. In 2000, the compensation committee amended the debt repayment program, where the debt is to be cancelled over five years through 2005.

(5)
These amounts were paid to New Plan Excel by Legacy under an administrative services agreement.

(6)
Since May 1, 1999, Mr. Muir has been paid his annual salary by Legacy pursuant to Mr. Muir's employment agreement with Legacy under which Mr. Muir receives an annual base salary of $200,000. Mr. Muir received $133,333 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Muir's debt to Legacy, which was incurred for the purchase of the Company's common stock. The remaining $31,507 was paid by Legacy to New Plan Excel under an administrative services agreement.

(7)
Mr. Hamilton began his employment with Legacy in January 1, 2000. Prior to January 1, 2000, Mr. Hamilton was employed by PEI.

(8)
Since May 1, 1999, Mr. Burton has been paid his annual salary by Legacy pursuant to Mr. Burton's employment agreement with Legacy under which Mr. Burton receives an annual base salary of $150,000. Mr. Burton received $100,000 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Burton's debt to Legacy, which was incurred for the purchase of the Company's common stock. The remaining $17,138 was paid by Legacy to New Plan Excel under an administrative services agreement.

(9)
Mr. Burt's bonus for 1999 was paid in shares of the Company's common stock.

    The following table sets forth certain summary information concerning individual grants of stock options made during 2000 to each of Legacy's named executive officers.

Option Grants in 2000

	Individual Grants
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in 2000	Exercise or Base Price Per Share		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					Expiration Date
Name						5%		10%
Gary B. Sabin	30,000 10,000	(2)	11.5 —%	$3.500 $2.875	02/18/10 06/07/10	$ $	66,034 18,081	$ $	167,343 45,820
Richard B. Muir	27,000 10,000	(2)	10.4 —%	$3.500 $2.875	02/18/10 06/07/10	$ $	59,431 18,081	$ $	150,609 45,820
William J. Hamilton	—		—	—	—		—		—
Mark T. Burton	30,000		11.5%	$3.500	02/18/10		$66,034		$167,343
Kelly D. Burt	36,000 10,000	(2)	13.8 —%	$3.500 $2.875	02/18/10 06/07/10	$ $	79,241 18,081	$ $	200,812 45,820

(1)
These amounts represent assumed rates of appreciation in the price of the Company's common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Company's common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

(2)
Mr. Sabin, Mr. Muir and Mr. Burt each received an option to purchase 10,000 shares in their capacity as directors of Legacy.

    The following table sets forth certain information concerning exercises of stock options by each of Legacy's named executive officers during 2000, and the number of options and value of unexercised options held by each such person on December 31, 2000.

Aggregated Option Exercises in 2000
and Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at Year-End —Exercisable	Value of Unexercised In-the-Money Options at Year-End(1) —Exercisable
Gary B. Sabin	43,000	—
Richard B. Muir	40,000	—
William J. Hamilton	—	—
Mark T. Burton	30,000	—
Kelly D. Burt	69,000	—

(1)
The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the closing price of the Company's common stock on December 31, 2000.

Compensation Plans

    Legacy Stock Option Plan.  Legacy's stock option plan was adopted (1) to further the growth, development and financial success of Legacy by providing additional incentives to some of its directors, key employees and consultants by assisting them to become owners of capital stock of Legacy and thus to benefit directly from its growth, development and financial success and (2) to enable Legacy to retain the services of directors, key employees and consultants considered essential to the long-range success of Legacy, by providing and offering them the opportunity to become owners of capital stock of Legacy. Legacy's stock option plan provides for the grant to executive officers, other key employees, consultants and directors of Legacy of nonqualified stock options and incentive stock options.

    In 2000, Legacy issued options to acquire an aggregate of 128,500 shares of its common stock to its officers, other employees and directors under Legacy's stock option plan. Of such shares, 80,000 are immediately exercisable and have an exercise price of $2.875 and 48,500 are immediately exercisable and have an exercise price of $3.50.

    401(k) Retirement Plan and Trust.  Legacy has established a tax-qualified employee savings and retirement plan effective January 1998 covering all employees who were employed on August 31, 1998 or who have been employed by Legacy for at least six months and who are at least 21 years of age. Pursuant to the 401(k) plan, employees may elect to reduce their current compensation by up to the maximum amount determined by the federal government each year and have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, additional cash contributions to the 401(k) plan by Legacy. The trustee under the 401(k) plan invests the assets of the 401(k) plan in designated investment options. The 401(k) plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by Legacy are deductible by Legacy when made for income tax purposes.

Employment Agreements

    Legacy has entered into employment agreements with each of Messrs. Sabin, Muir, Hamilton and Burt. Each of those agreements commenced on May 1, 1999 and expires on December 31, 2003. On January 1, 2004, and on each anniversary date thereafter, the employment period will automatically be extended for one additional year unless either party gives written notice at least six months before such anniversary. These agreements provide for an annual base salary as set forth in the table below and a maximum bonus of up to 100% of the officer's annual base salary based upon, among other things, the performance of Legacy. Under the agreements, the officer is eligible to participate in Legacy's stock option plan. The agreements provide that in the event the officer's employment is terminated by Legacy without "Cause" or by the officer for "Good Reason," including, without limitation, a "Change of Control" (as defined in the agreements), the officer is entitled to a payment of 200% of his annual base salary and 200% of the average total additional compensation for the two preceding fiscal years of Legacy.

    Legacy has also entered into an employment agreement with Mr. Burt. This agreement has a term of 36 months commencing May 1, 1998. At the end of the term, and on each anniversary date thereafter, the employment period will automatically be extended for one additional year unless either party gives notice at least six months before such anniversary. The agreement provides for an annual base salary of $150,000 and a maximum bonus of up to 100% of his annual base salary based upon, among other things, the performance of Legacy. The agreement also provided for the issuance to Mr. Burt in April 1998 of options to purchase 300,000 shares of the Company's common stock, half of which have an exercise price of $5.00 per share and half of which have an exercise price of $10.00 per share. In the event Legacy terminates Mr. Burt without cause, Mr. Burt shall receive a severance payment in an amount equal to 150% of his highest compensation paid under the agreement during any employment year, or if greater, the amount he would have received had he been employed for the entire 36 month term of the agreement.

    The following table provides the name, position and annual base salary of each of the executive officers named in the Summary Compensation Table who has entered into an employment agreement with Legacy:

Name	Position	Annual Base Salary
Gary B. Sabin	President and Chief Executive Officer	$300,000
Richard B. Muir	Executive Vice President, Chief Operating Officer and Secretary	$200,000
William J. Hamilton	Senior Vice President—Self Storage	$150,000
Mark T. Burton	Senior Vice President—Acquisitions	$150,000
Kelly D. Burt	Executive Vice President—Development	$150,000

PERFORMANCE GRAPH

    The following performance graph compares the performance of the the Company's common stock to the S&P 500 Index and to an index average of Legacy's peer group, composed of comparable publicly-traded companies in the real estate business, in each case for the period commencing March 31, 1998 through December 31, 2000. Such peer group includes: Crescent Operating, Inc., Forest City Enterprises, Inc. and Wellsford Real Properties, Inc. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at March 31, 1998 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the ownership of shares of the Company's common stock as of April 11, 2001 (unless described otherwise) by Legacy's directors and executive officers, all of Legacy's directors and executive officers as a group and all other stockholders known by Legacy to beneficially own more than five percent of the Company's common stock. Beneficial ownership of directors, executive officers and five percent stockholders includes both outstanding shares of the Company's common stock and shares of the Company's common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of the date of this table.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percent of Total(%)
Longleaf Partners Realty Fund(3)	16,880,000	27.4
The Price Group LLC(4)	5,250,000	8.5
Gary B. Sabin(5)	3,971,215	6.4
Kelly D. Burt	970,650	1.6
Richard B. Muir	639,517	1.0
Mark T. Burton	563,365	*
Graham R. Bullick, Ph.D.	496,154	*
S. Eric Ottesen	491,906	*
John H. Wilmot(6)	125,336	*
Richard J. Nordlund(7)	63,468	*
James Y. Nakagawa	45,020	*
Robert S. Talbott(8)	32,000	*
Robert E. Parsons, Jr.(9)	27,123	*
Jack McGrory	2,000	*
William J. Hamilton	—	*
All executive officers and directors as a group (12 persons)	7,427,754	12.0

*
Less than 1% beneficially owned.

(1)
Except as otherwise indicated, each individual named has a business address of 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128, and has sole investment and voting power with respect to the securities shown.

(2)
Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 11, 2001: Mr. Sabin—43,000; Mr. Muir—40,000; Mr. Burton—30,000; Mr. Bullick—30,000; Mr. Ottesen—27,000; Mr. Burt—69,000; Mr. Nakagawa—12,000; Mr. Wilmot—13,000; Mr. Nordlund—13,000; Mr. Talbott—13,000; Mr. Parsons—13,000; and all executive officers and directors as a group (12 persons)—393,000.

(3)
Longleaf Partners Realty Fund's business address is c/o Southeastern Asset Management, Inc., 6410 Poplar Avenue, 9th Floor, Memphis, Tennessee 38119.

(4)
The Price Group LLC's business address is 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.

(5)
Includes shares of the Company's common stock held by EIC, of which Gary Sabin is the controlling stockholder.

(6)
Mr. Wilmot's business address is 7201 E. Camelback Rd., #222, Phoenix, Arizona 85018.

(7)
Mr. Nordlund's business address is 615 Hot Springs Road, Santa Barbara, California 93108.

(8)
Mr. Talbott's business address is 2607 Kingston Pike, Knoxville, Tennessee 37919.

(9)
Mr. Parson's business address is Host Marriott Corporation, 10400 Fernwood Road, Bethesda, MD 20058.

Item 13.  Certain Relationships and Related Transactions

Business Relationships

    Following Legacy's completion of its exchange offer for the PEI common stock, Gary B. Sabin, Chairman, President and Chief Executive Officer of Legacy, became PEI's President and Chief Executive Officer, and certain other Legacy executives became PEI's executives. Legacy also took over daily management of PEI, including property management, finance and administration and its self storage business. PEI reimburses Legacy for these services. PEI expensed $3 million for these services for the year ended December 31, 2000, which was based on historical costs for similar expenses. PEI expensed $249,000 for these services during the period of November 12, 1999 through December 31, 1999.

    During 2000 PEI purchased two retail buildings and two office buildings properties from Legacy. They were funded through advances on PEI's unsecured revolving credit facility, by assuming mortgages and notes payable, and with the proceeds from a property sold in 2000 in a tax-deferred exchange transaction.

    PEI also purchased a 50% interest in a real estate development joint venture in Westminster, Colorado from Legacy for an initial payment of $8.1 million. The purchase price was based on the property's existing operating income, with additional payments estimated to be $4.8 million due through the completion of construction.

    In March 2000, PEI executed a $15 million note receivable with Legacy due December 2002. The note was amended in September 2000 to allow Legacy to borrow up to $40 million on the note. The note bears an interest rate of LIBOR plus 375 basis points (10.23% at December 31, 2000) on the first $15 million. Amounts borrowed in excess of $15 million bear interest at a fixed rate of 12.5% per year. As of December 31, 2000, Legacy owed $25.4 million on this note at a weighted average interest rate of 11.2%.

    PEI and Sol Price, a significant stockholder of PEI and Legacy through various trusts, have agreed to convert an existing Legacy loan payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of a new class of PEI preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, and a warrant to purchase 233,679 shares of PEI common stock at an exercise price of $8.25 per share concurrently with the closing of the merger with PEI and the sale of PEI Series B preferred stock to Warburg Pincus Equity Partners, L.P. and some of its affiliates. These transactions are subject to stockholder approval and other customary conditions. Please see our Current Report on Form 8-K filed with the SEC on March 23, 2001 for a further description of the transactions.

Indebtedness of Management

    In 1998, Legacy loaned to some of its officers, in connection with their purchase of the Company's common stock, approximately 50% of the purchase price of the stock (an aggregate amount of $10.9 million). These loans bear interest at the rate of 7.0% per annum, mature in 2003 and are secured by some of the officers' Company common stock. The total interest receivable at December 31, 2000 from these loans totaled $1.8 million. The following table lists the largest aggregate amount outstanding (including interest) during 2000 and the aggregate amount outstanding as of April 11, 2001 for the loans to the officers identified therein.

Name and Position	Largest Aggregate Amount Outstanding During 2000	Aggregate Amount Outstanding as of April 11, 2001	Shares held as Collateral
Gary B. Sabin Chairman, President and Chief Executive Officer	$4,185,895	$4,247,740	1,525,348
Richard B. Muir Executive Vice President, Chief Operating Officer and Secretary	1,401,463	1,422,078	512,119
Graham R. Bullick, Ph.D. Senior Vice President—Capital Markets	1,407,297	1,427,912	459,018
S. Eric Ottesen Senior Vice President, General Counsel and Assistant Secretary	1,407,297	1,427,912	462,906
Mark T. Burton Senior Vice President—Acquisitions	1,407,297	1,427,912	514,534

    In September 2000, Legacy entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2,050,000 shares of the Company's common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, Legacy also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to Legacy. Legacy paid $4.3 million of the above personal debt in October 2000, upon which Legacy recorded 1,710,000 shares as repurchased.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL LEGACY CORPORATION
DATED: April 27, 2001	By:	/s/ GARY B. SABIN Name: Gary B. Sabin Title: President and Chief Executive Officer (Principal Executive Officer)
DATED: April 27, 2001	By:	/s/ JAMES Y. NAKAGAWA Name: James Y. Nakagawa Title: Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
COMPENSATION COMMITTEE REPORT
PERFORMANCE GRAPH
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES