Form 10-Q
period 2001-03-31
EXCEL LEGACY CORP
filed 2001-05-15
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission File Number: 0-23503

EXCEL LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0781747 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2001
Common Stock, $.01 par value	61,540,849

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

INDEX

FORM 10-Q

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets:
March 31, 2001
December 31, 2000	3
Consolidated Statements of Loss:
Three Months Ended March 31, 2001
Three Months Ended March 31, 2000	4
Consolidated Statements of Changes in Stockholders' Equity:
Three Months Ended March 31, 2001
Three Months Ended March 31, 2000	5
Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2001
Three Months Ended March 31, 2000	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	23

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2001	December 31, 2000
ASSETS
Real estate:
Land	$15,476	$16,877
Buildings	26,539	26,878
Construction in progress	63,654	51,835
Leasehold interest	2,351	2,351
Accumulated depreciation	(1,978)	(1,808)

Net real estate	106,042	96,133
Cash	1,074	1,469
Accounts receivable, less allowance for bad debts of $32 and $32 in 2001 and 2000, respectively	883	812
Notes receivable	45,700	40,470
Investment in securities	136,051	135,846
Investment in partnerships	15,989	14,855
Interest receivable	14,165	12,875
Pre-development costs	9,260	9,780
Other assets	6,503	7,807
Deferred tax asset	5,049	4,537

	$340,716	$324,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$68,347	$49,061
Convertible debentures	33,240	33,240
Senior notes	18,067	18,067
Mortgages payable	12,018	12,021
Accounts payable and accrued liabilities	14,155	15,130
Other liabilities	371	1,364

Total liabilities	146,198	128,883

Commitments and contingencies
Minority interests	595	1,103

Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and 61,540,849 shares issued and outstanding in 2001 and 2000, respectively	615	615
Additional paid-in capital	201,471	201,471
Accumulated other comprehensive loss, net of tax	(797)	(695)
Retained earnings	2,322	2,895
Notes receivable from affiliates for common shares	(9,688)	(9,688)

Total stockholders' equity	193,923	194,598

	$340,716	$324,584

The accompanying notes are an integral part
of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues:
Operating income	$1,190	$1,135
Partnership and other income	327	1,048
Interest income	1,302	929
Rental income	847	581

Total revenue	3,666	3,693

Operating expenses:
Interest	1,999	3,351
Other operating expenses	1,271	978
Property operating expenses	543	597
General and administrative	708	833
Depreciation and amortization	338	411

Total operating expenses	4,859	6,170

Net operating loss	(1,193)	(2,477)
Net gain from real estate sales	114	1,880

Loss before income taxes	(1,079)	(597)
Benefit for income taxes	506	224

Net loss	$(573)	$(373)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part
of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except number of shares)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
	Number	Amount	Number	Amount
Three Months Ended March 31, 2001:
Balance at January 1, 2001	—	$—	61,540,849	$615	$201,471	$(695)	$2,895	$(9,688)	$194,598
Comprehensive income:
Net loss	—	—	—	—	—	—	(573)	—	(573)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(102)	—	—	(102)

Total comprehensive income									(675)

Balance at March 31, 2001:	—	$—	61,540,849	$615	$201,471	$(797)	$2,322	$(9,688)	$193,923

Three Months Ended March 31, 2000:
Balance at January 1, 2000	21,281,000	$213	36,835,921	$368	$187,699	$922	$1,679	$(10,842)	$180,039
Conversion of notes payable to common stock	—	—	5,102,181	51	18,012	—	—	—	18,063
Issuance of common shares	—	—	25,333	1	83	—	—	—	84
Repayment of notes to affiliates	—	—	—	—	—	—	—	1,083	1,083
Comprehensive income:
Net loss	—	—	—	—	—	—	(373)	—	(373)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	391	—	—	391

Total comprehensive income									18

Balance at March 31, 2000	21,281,000	$213	41,963,435	$420	$205,794	$1,313	$1,306	$(9,759)	$199,287

The accompanying notes are an integral part
of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(573)	$(373)
Adjustments to reconcile net loss to net cash (used) provided by operations:
Gain from real estate sales	(114)	(1,880)
Depreciation and amortization	338	411
Earnings from equity investments	(307)	724
Change in accounts receivable and other assets	(645)	133
Change in accounts payable and other liabilities	(968)	717

Net cash used by operating activities	(2,269)	(268)

Cash flows from investing activities:
Real estate acquired and construction costs paid	(12,065)	(6,725)
Notes receivable issued	(5,230)	(608)
Investment in partnerships	(1,134)	(1,252)
Proceeds from real estate sales	500	10,046
Net pre-development costs reimbursed (paid)	520	(7,879)

Net cash used in investing activities	(17,409)	(6,418)

Cash flows from financing activities:
Principal payments of notes and mortgages	(2,576)	(72)
Borrowings from issuance of notes payable	21,859	7,765

Net cash provided by financing activities	19,283	7,693

Net (decrease) increase in cash	(395)	1,007
Cash at the beginning of the period	1,469	1,767

Cash at the end of the period	$1,074	$2,774

The accompanying notes are an integral part
of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Excel Legacy Corporation, Inc.'s December 31, 2000 Form 10-K, as amended.

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all affiliates in which the Company has an ownership interest greater than 50%. The Company uses the equity method of accounting to account for its investments in which its ownership interest is 50% or less, but in which it has significant influence. The Company accounts for its interest in Price Enterprises, Inc., a Maryland Corporation ("PEI") (Note 2) under the equity method of accounting however, because the holders of PEI preferred stock, which does not include the Company, have the right to elect a majority of the PEI board of directors.

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

    The Company assesses its wholly owned properties as well as its investments in partnerships individually for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Recoverability of property to be held and used is measured by comparing the carrying amount of the property to future undiscounted net cash flows expected to be generated by the property. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the property is considered to be impaired. If the property is impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

Reclassifications

    Certain reclassifications have been made to the consolidated financial statements at December 31, 2000 and for the period ended March 31, 2000, to conform with the current period's presentation.

New Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company adopted this standard on January 1, 2001 and has determined that the adoption of SFAS No. 133 does not have a material impact on the Company's financial statements.

2.  Price Enterprises, Inc.:

    In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of PEI, which is operated as a real estate investment trust. The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12.1 million shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of March 31, 2001 and the quarter then ended for PEI (in thousands):

March 31, 2001
Balance Sheet
Real estate, net of accumulated depreciation	$570,323
Other assets	112,497

Total assets	$682,820

Notes and mortgages payable	$213,991
Accounts payable and other liabilities	4,594

218,585
8 3/4% Series A Preferred stock	353,404
Other stockholders' equity	110,831

Total liabilities and stockholders' equity	$682,820

Three Months Ended March 31, 2001
Income statement:
Total revenue, including interest income and joint venture income	$19,765
Operating expenses	(4,444)
General and administrative	(867)
Interest expense	(3,398)
Depreciation and amortization	(2,226)
Loss on sale of real estate	(91)

Net income	8,739
Preferred dividends	(8,358)

Net income available for common shares	$381

3.  Millennia:

    The Company has an investment in a joint venture known as Millennia Car Wash, LLC ("Millennia") which owns approximately 3.75 million shares of common stock and 62,500 common stock purchase warrants of Mace Security International ("MACE") and 250,000 common shares of US Plastic Lumber Corporation ("USPL"). The Company's common shares in MACE and USPL are subject to certain sale restrictions. One of the Company's senior officers is a director on the MACE board of directors.

    The Company accounts for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at March 31, 2001. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

Investment in USPL (in thousands):	March 31 2001	December 31 2000
Cost	$1,000	$1,000
Unrealized loss	(797)	(695)

Fair value	$203	$305

4.  Real Estate:

    The Company sold a parcel of land during the first quarter of 2001 for $0.5 million and recorded a net gain of $0.1 million.

    The Company sold the following properties in the first quarter of 2000:

Location	Sold Date	Sales Price (000's)	Mortgage Transferred (000's)
Middletown, OH (1)	2/00	$6,709	$3,726
Terre Haute, IN (1)	2/00	5,762	3,598
San Diego/Rancho Bernardo, CA (1) (2)	2/00	12,381	7,381

(1)
Property sold to PEI

(2)
Property master leased back to the Company

5.  Notes Receivable:

    The Company had $45.7 million in notes receivable outstanding at March 31, 2001 related to various development projects. The notes bear interest at 10% to 12% per annum and are secured by the related projects. The notes mature on various dates between 2001 and the earlier of the sale of the related projects, or 2003 to 2004.

6.  Notes and Mortgages Payable:

Notes Payable

    The Company had the following notes payable outstanding at March 31, 2001 and December 31, 2000 (amounts in thousands):

	March 31 2001	December 31 2000
Revolving $15.0 million credit facility bearing interest at Libor plus 3.75% (8.8% at March 31, 2001) due June 30, 2001. The facility is secured by some of the Company's PEI common shares.	$13,080	$11,481
Revolving $40.0 million unsecured line of credit facility with PEI bearing interest at Libor plus 3.75% (8.8% at March 31, 2001) to 12.50% due December 2002.	39,782	25,377
Note payable to The Sol and Helen Price Trust bearing interest at Libor plus 1.50% (6.5% at March 31, 2001) due November 2004. The note is secured by some of the Company's PEI common shares.	9,347	9,347
Note payable outstanding on a $4.7 million facility related to Newport on the Levee, LLC, bearing interest at Prime plus 0.5% (8.5% at March 31, 2001), due March 2002.	4,738	2,106
Other	1,400	750

Total	$68,347	$49,061

    The Company has a 65% interest in Newport on the Levee, LLC ("Newport") that is developing an entertainment retail project in Newport, KY. In addition to the $4.7 million note in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $38.9 million of the bonds at March 31, 2001 for construction incurred to date.

    The Company has a 50% interest in a limited liability company that owns land in Orlando, FL. The land has a total book basis of $18.5 million at March 31, 2001 and mortgage debt of $8.9 million which is guaranteed by the Company.

    The Company also has guaranteed a $15.0 million note payable related to a development project in Scottsdale, AZ and the Company has a note receivable with a participating interest.

    In April 2001, the Company borrowed an additional $6.0 million from an individual with interest at 12.5%. Proceeds from this note were used to fund certain development projects and pay-down the line of credit. This note is due in April 2002.

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

Mortgages Payable

    The Company had $12.0 million in mortgages payable outstanding at March 31, 2001 secured by real estate. The mortgage debt has an average maturity of 4 years expiring at various dates to 2009. The monthly payment of principal and interest approximates $80,000 bearing an average interest rate of 7.41% at March 31, 2001.

Maturities

    The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

Year Ended December 31,
2001 (remaining nine months)	$15,185
2002	50,833
2003	—
2004	60,654
2005	—
Thereafter	5,000

$131,672

7.  Income Taxes:

    At March 31, 2001, the Company had a net deferred tax asset of $5.0 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

	Federal	State
Three months ended March 31, 2001:
Current payable	$—	$6
Deferred tax benefit	(388)	(124)

Benefit for income taxes	$(388)	$(118)

Three months ended March 31, 2000:
Current payable	$—	$35
Deferred tax benefit	(187)	(72)

Benefit for income taxes	$(187)	$(37)

8.  Capital Stock:

Common Shares

    In March 2000, $18.0 million of notes payable were converted into 5.1 million shares of the Company's common stock.

9.  Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31
Basic EPS
	2001	2000
Numerator:
Net loss	$(473)	$(373)

Denominator:
Weighted average common shares outstanding	61,541	36,893

Earnings Per Share	$(0.01)	$(0.01)

	Three Months Ended March 31
Diluted EPS
	2001	2000
Numerator:
Net loss	$(473)	$(373)

Denominator:
Weighted average common shares outstanding	61,541	36,893
Effect of diluted securities:
Preferred B shares	—	21,281
Common stock options	—	12
Deduct diluted securities for net loss	—	(21,293)

	61,541	36,893

Earnings Per Share	$(0.01)	$(0.01)

10. Statement of Cash Flows—Supplemental Disclosure:

	Three Months Ended March 31
	2001	2000
Supplemental disclosure:
Cash paid for interest	$3.6 million	$4.1 million
Net cash paid for income taxes	—	—

  In the three months ended March 31, 2001 the Company:

  •
  Reduced a liability, due to the city of Scottsdale, AZ, of $1.0 million in connection with the sale of a parcel of land

  In the three months ended March 31, 2000 the Company:

  •
  Converted $18.1 million of notes payable into 5.1 million shares of common stock

  •
  Reduced $14.8 million in mortgage debt which was assumed by PEI in conjunction with three properties sold to PEI

  •
  Assumed $1.2 million in debt in conjunction with real estate construction and acquisitions, and

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

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Three months ended March 31, 2001:
Total revenues	$934,000	$1,613,000	$1,090,000	$29,000	$3,666,000

Interest	9,000	16,000	—	1,974,000	1,999,000
Depreciation and amortization	6,000	65,000	212,000	55,000	338,000
General and administrative	—	—	2,000	706,000	708,000
Operating expenses	351,000	163,000	1,300,000	—	1,814,000

Total operating expenses	366,000	244,000	1,514,000	2,735,000	4,859,000

Net operating income (loss)	568,000	1,369,000	(424,000)	(2,706,000)	(1,193,000)
Real estate sales	—	114,000	—	—	114,000
Benefit for income taxes	—	—	—	506,000	506,000

Net income (loss)	$568,000	$1,483,000	$(424,000)	$(2,200,000)	$(573,000)

Total assets	$115,419,000	$138,674,000	$61,330,000	$25,293,000	$340,716,000

Three months ended March 31, 2000:
Total revenues	$1,268,000	$1,235,000	$1,012,000	$178,000	$3,693,000

Interest	127,000	—	—	3,224,000	3,351,000
Depreciation and amortization	59,000	143,000	160,000	49,000	411,000
General and administrative	—	—	14,000	819,000	833,000
Operating expenses	314,000	222,000	1,039,000	—	1,575,000

Total operating expenses	500,000	365,000	1,213,000	4,092,000	6,170,000

Net operating income (loss)	768,000	870,000	(201,000)	(3,914,000)	(2,477,000)
Real estate sales	1,880,000	—	—	—	1,880,000
Benefit for income taxes	—	—	—	224,000	224,000

Net income (loss)	$2,648,000	$870,000	$(201,000)	$(3,690,000)	$(373,000)

Total assets	$130,352,000	$118,288,000	$52,309,000	$18,158,000	$319,107,000

12. Related Party Transactions:

    At March 31, 2001, the Company had $39.8 million payable to PEI on a $40.0 million note. During the first quarter of 2001 the Company recorded $0.9 million in interest expense related to this note.

    The Company offsets the general and administrative costs with reimbursements received monthly from PEI. In the three months ended March 31, 2001, approximately $0.8 million was received as reimbursements.

    In February 2001 the Company executed a ground lease with PEI in connection with a development project in Anaheim, CA. The ground lease requires payments of $2.8 million per year and during the first quarter of 2001 the Company recorded $0.5 million in cost related to this lease.

    In the first quarter of 2000, three properties were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.2 million.

    In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.7 million was outstanding at March 31, 2001. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at March 31, 2001 from these notes totaled $2.0 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

    In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights to 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $4.3 million of the above personal debt in October 2000, upon which the Company recorded 1.71 million shares as repurchased.

    Additional related party information is discussed in notes 2, 4, 6 and 13.

13. Significant Event:

    On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as a wholly-owned subsidiary of PEI. At the effective time of the Merger, each outstanding share of common stock, will be exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of common stock will be exchanged for an option to purchase shares of PEI common stock (with the exercise price and number of shares appropriately adjusted to reflect the exchange ratio). Following the Merger, PEI will continue to operate as a real estate investment trust under the name Price Legacy Corporation ("Price Legacy"). The Merger, which is structured to qualify as a tax-free reorganization, is subject to the approval of the stockholders of both PEI and the Company and other customary closing conditions.

    Also on March 21, 2001, PEI entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Warburg, Pincus Equity Partners, L.P. and certain of its affiliates ("Warburg Pincus"), pursuant to which PEI agreed to sell to Warburg Pincus (a) 17,985,612 shares of a new class of preferred stock, 9% Series B Junior Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (b) a warrant (the "Warrant") to purchase an aggregate of 2.5 million shares of Price Legacy common stock at an exercise price of $8.25 per share, for an aggregate purchase price of $100,000,000. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividend, liquidation and other rights, and is convertible under certain conditions into Price Legacy common stock at $5.56 per share after 24 months from the date of issuance. The 9% coupon will be paid in kind with additional shares of Series B Preferred Stock for the first 45 months from issuance. Since the Warburg Pincus investment and the Merger are subject to substantially the same conditions, it is expected that the two transactions will close concurrently (assuming they are both completed).

    On April 12, 2001, PEI and Sol Price, a significant stockholder of PEI and the Company through various trusts, agreed to convert an existing note payable to a trust controlled by Sol Price of approximately $9.3 million into 1,681,142 shares of the Series B Preferred Stock and a warrant to purchase 233,679 shares of PEI common stock at an exercise price of $8.25 per share concurrently with the closing of the Merger with the Company and the sale of the Series B Preferred Stock to Warburg Pincus. These transactions are subject to stockholder approval and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Business

    Excel Legacy Corporation ("the Company"), acquires, sells, develops, manages, invests, finances and operates real property and related businesses. The Company performs within three business units: 1) a commercial property unit which manages Company held properties. In this unit the company has its investment in Price Enterprises, Inc., a REIT, ("PEI") 2) a business investment unit where the Company pursues public and private operating real estate-related companies and/or their securities, and 3) a development unit where the Company develops signature projects that have unique locations, original concepts and significant competitive entry barriers.

    The following discussion should be read in conjunction with the financial statements and the notes thereto.

Results of Operations (Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000)

    Operating income totaled $1.2 million in the three months ended March 31, 2001 compared to $1.1 million in the three months ended March 31, 2000, an increase of $0.1 million. This increase was related to the Grand Hotel which contributed $1.0 in operating income in 2001 compared to $0.9 million in 2000.

    Partnership income and other revenues were approximately $0.3 million in the three months ended March 31, 2001 compared to $1.0 million in the three months ended March 31, 2000, a decrease of $0.7 million. In 2001, the Company recognized $0.3 million from its investment in PEI compared to $0.8 million in 2000. The decrease of $0.5 million was primarily related to properties PEI sold in the fourth quarter of 2000. The proceeds from these sales were not yet reinvested in the first three months of 2001. Also contributing to the decrease in income from PEI were bad debt recoveries in 2000 that related to receivables written off in a previous year. The remaining decrease of $0.2 million in partnership income and other revenues primarily related to income from a joint venture in Westminster, CO in 2000 that was subsequently sold to PEI.

    Interest income was $1.3 million in the three months ended March 31, 2001 compared to $0.9 million in the three months ended March 31, 2000, which primarily related to higher average note receivable balances in 2001.

    Rental income was $0.8 million during the three months ended March 31, 2001 compared to $0.6 million in the three months ended March 31, 2000, an increase of $0.2 million. The increase primarily relates to an office building in San Diego, CA which the Company master leases from PEI. The building was completed in December 1999 and during the first three months of 2000 was in the process of being leased.

    Interest expense was $2.0 million in the three months ended March 31, 2001 compared to $3.4 million in the three months ended March 31, 2000, a decrease of $1.4 million. In March 2000, $18.0 million of debt was converted into common shares of the Company. Interest related to this debt was $0.4 million less in 2001 than in 2000. Also, of the notes payable outstanding in 2001, the Company capitalized approximately $0.4 million of interest expense related to borrowings directly related to its investment in a joint venture that is constructing an entertainment retail property in Newport, KY. There was no significant interest capitalized in 2000. While the debt related to the development project in Newport, KY increased, average amounts outstanding on the Company's credit facilities and short-term notes decreased, which contributed an additional $0.5 million of the decrease. An additional decrease of $0.1 million relates to mortgage debt on properties that were sold in 2000.

    Other operating expenses were $1.3 million in the three months ended March 31, 2001 compared to $1.0 million in the three months ended March 31, 2000. The increase primarily relates to $0.2 million of expenses incurred by the Company's project located in Daniel's Head, Bermuda. The project opened in May 2001 and incurred certain overhead costs during the first quarter of 2001 that it did not incur in 2000. The Grand Hotel also contributed to $0.1 million of the increase.

    Property operating expenses were $0.5 million in the three months ended March 31, 2001 compared to $0.6 million in the three months ended March 31, 2000, a decrease of $0.1 million. The decrease primarily relates to properties sold in 2000.

    General and administrative expenses did not significantly change and were $0.7 million in the three months ended March 31, 2001 compared to $0.8 million in the three months ended March 31, 2000.

    Depreciation and amortization expense totaled $0.3 million in the three months ended March 31, 2001 compared to $0.4 million in the three months ended March 31, 2000. The decrease of $0.1 million relates to properties sold.

    The net gain from real estate sales and write-off of real estate related costs was $0.1 million in the three months ended March 31, 2001 compared to $1.9 million in the three months ended March 31, 2000. In 2001, the Company sold a parcel of land located in Scottsdale, AZ for approximately $0.5 million. In 2000, the gain related to the sale of two properties to PEI for approximately $24.4 million. An additional property was also sold to PEI which the Company leases back from PEI.

    Benefit for income taxes was $0.5 million in the three months ended March 31, 2001 compared to a benefit of $0.2 million in the three months ended March 31, 2000 related to loss before taxes of $1.0 million and a loss of $0.6 million, respectively.

    The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the periods ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001	2000
Net loss	$(573)	$(373)
Depreciation and amortization (financial statements)	338	411
Proportionate share of depreciation and amortization from equity investments:
PEI	2,032	2,090
Other	133	194
Less depreciation of non-real estate assets	(55)	(49)
Deferred tax expense	(512)	(224)

EBDADT	$1,364	$2,049

    The changes in EBDAT in the first quarter of 2001 compared to the first quarter of 2000 are primarily due to the changes in the Company's results of operations discussed previously, the most significant change being the net gain from real estate of $1.8 million recorded in 2000 compared to $0.1 million in 2001.

Liquidity and Capital Resources

    Debt borrowings and cash flow from asset sales were the primary sources of capital to fund the Company's development and ongoing operations in the three months ended March 31, 2001. In addition, PEI reimburses the Company for certain general and administrative expenses.

    In November 1999, the Company completed an exchange offer for the common stock of PEI. In the exchange offer, the Company acquired approximately 91% of the PEI common stock. PEI stockholders who tendered their shares of the PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust. In the first quarter of 2000, the Company converted $18.1 million of this note payable into 5.1 million shares of common stock.

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

    The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. The ability to continue to fund its development projects is dependent on the Company's selling of assets, the procurement of equity or joint venture capital, or the ability to raise additional debt. The Company currently has a $40.0 million revolving line of credit due in 2002 with PEI of which $39.8 million was outstanding at March 31, 2001 and a $15.0 million revolving credit facility with Fleet National Bank due in June 2001, of which $13.4 million was outstanding at March 31, 2001. In April 2001, the Company borrowed an additional $6.0 million from an individual with interest at 12.5%. Proceeds from this note were used to fund certain development projects and pay-down the line of credit. This note is due in April 2002. The Company expects to repay the short-term debt from asset sales or debt refinancing.

    In addition to using proceeds from asset sales to repay debt and fund development projects, the Company has on file a $300.0 million shelf registration statement for the purpose of issuing debt securities, preferred stock, depositary shares, common stock, warrants or rights. Currently, there remain $286.5 million of securities available for issuance under this shelf.

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

    The Company owns 3,750,000 shares of common stock of Mace Security International, Inc. ("MACE"), and a warrant to acquire an additional 62,500 shares of Mace common stock at an exercise price of $4.00 per share. In addition, the Company owns 250,000 common shares of US Plastic Lumber Corporation ("USPL"). The Mace and USPL common shares are subject to certain restrictions and not currently available for sale.

    In 1999, the City of Newport issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. As of March 31, 2001 Newport had drawn on $38.9 million of the bonds for construction incurred prior to that date.

    The Company also has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a remaining land basis at March 31, 2001 of $18.5 million and has mortgage debt of $8.9 million secured by the land and guaranteed by the Company. The Company had $15.0 million of additional guaranteed debt related to a development project in Scottsdale, AZ.

    In December 2000, the Company converted 21,281,000 shares of Series B Preferred Stock (the "Preferred B Shares") to 21,281,000 shares of common stock. The Preferred B Shares were convertible into common stock of the Company on a one-for-one basis.

    In September 2000, the Company entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights to 2.05 million shares of Company common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, the Company also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to the Company. The Company paid $4.3 million of this debt in October 2000, upon which the Company recorded 1.71 million shares as repurchased. The Company also purchased shares from unaffiliated sellers at $2.50 per share and higher pursuant to a previously announced share repurchase program.

Certain Cautionary Statements

    Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, leverage including short term obligations, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as amended.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. In addition, the Company owns 3,750,000 common shares of Mace Security International, Inc. ("MACE") and 250,000 common shares of U.S. Plastic Lumber Corp. ("USPL") whose market value is dependent on the trading prices of the respective security. The Company's investment in MACE common shares has a book value of $22.4 million and a fair value, based upon the closing stock price at March 31, 2001 of $0.688, of $2.6 million. USPL is marked to market each respective reporting period.

    At March 31, 2001, the Company had debts totaling $47.4 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.5 million, based on the outstanding balance at March 31, 2001. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

    The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at March 31, 2001 approximates fair value.

	Expected Maturity Date
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(dollar amounts in thousands)
Notes receivable, including notes from affiliates	$8,060	—	$31,705	$5,935	—	—	$45,701	$45,700
Average interest rate	11.70%	—	12.00%	12.00%	—	—	11.94%
Mortgages and notes payable	$15,185	$50,833	—	$60,654	—	$5,000	$131,672	$131,700
Average interest rate	8.23%	9.20%	—	9.16%	—	8.58%	9.34%

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K during the quarter

        A Current Report on Form 8-K was filed with the Commission on March 23, 2001 relating to the merger agreement with PEI. The Company did not file any other reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL LEGACY CORPORATION
DATE: May 14, 2001	By:	/s/ GARY B. SABIN GARY B. SABIN President and Chief Executive Officer (Principal Executive Officer)
DATE: May 14, 2001	By:	/s/ JAMES Y. NAKAGAWA JAMES Y. NAKAGAWA Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXCEL LEGACY CORPORATION AND SUBSIDIARIES INDEX FORM 10-Q
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF LOSS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES