Form 10-K405/A
period 2000-12-31
EXCEL LEGACY CORP
filed 2001-05-25
CIK 1050671

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

    The following items of Excel Legacy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended, are hereby amended. Each such item is set forth in its entirety, as amended.

PART I

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

    PEI also has a 50% interest in three joint ventures which own retail properties in Fresno, CA, Westminster, CO and Bend, OR. Below is a summary of the PEI properties, excluding the joint venture investments:

	Leases in Effect as of December 31, 2000
Commercial Properties	Number Of Tenants	Gross Leasable Area (sq ft)	Percent Leased	Annual Minimum Rent(1)
		(000's)		($000's)
Westbury, NY	8	398.6	100%	$7,765.0
Pentagon City, VA	9	336.8	100%	6,928.6
Wayne, NJ(2)	5	343.9	93%	4,368.7
Philadelphia, PA	22	308.7	98%	3,085.6
Sacramento/Bradshaw, CA	1	156.6	100%	2,415.7
Roseville, CA	19	188.5	100%	2,415.3
Signal Hill, CA	13	154.8	97%	2,335.7
Seekonk, MA	12	213.9	98%	1,954.2
Glen Burnie, MD	10	154.6	87%	1,699.8
San Diego, CA(3)	3	443.2	100%	1,661.7
San Diego/Rancho San Diego, CA	19	98.4	97%	1,198.9
Scottsdale, AZ	22	68.0	79%	1,072.3
San Diego/Carmel Mountain, CA	7	35.0	100%	941.7
Inglewood, CA	1	119.9	100%	926.6
Moorestown, NJ(4)	3	177.1	37%	738.0
Northridge, CA	2	22.0	100%	734.0
New Britain, CT	1	112.4	100%	671.1
Middletown, OH	1	126.4	100%	650.0
San Juan Capistrano, CA	6	56.4	100%	610.8
Terre Haute, IN	1	104.3	100%	557.8
Smithtown, NY	1	55.6	100%	500.7
Hampton, VA	2	45.6	100%	452.4
San Diego/Rancho Bernardo, CA	1	82.5	100%	450.0
Redwood City, CA	2	49.4	100%	418.8
Tucson, AZ	11	40.1	100%	408.1
Denver/Aurora, CO	1	7.3	100%	164.3
San Diego/Southeast, CA	2	8.9	100%	150.4
Chula Vista/Rancho del Rey, CA	1	6.7	100%	75.0
Temecula, CA(5)	—	—	—	—

Total Commercial Properties	186	3,915.6	95%	$45,351.2

(1)
Annual Base Rent does not include percentage rents, expense reimbursements, revenue from month to month leases, or rents expiring in 2001.

(2)
Includes 23,000 sq. ft. of vacant storage space.

(3)
Self storage is also located at these properties.

(4)
Consists of leased land.

(5)
Future shopping center development consisting of 47.5 acres purchased in July 1999.

Self Storage Properties	Gross Leaseable Area (sq ft)	Percent Leased
	(000's)
San Diego/Murphy Canyon, CA	250.8	99%
San Diego, CA(1)	89.6	99%
Azusa, CA	84.3	99%
Solana Beach, CA(2)	238.0	91%
San Diego/Pacific Beach, CA(3)	—	—

Total Self Storage Properties	662.7	96%

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

  •
  ownership interests in a number of real estate related ventures, including:

  •
  a 65% ownership interest in a joint venture that is developing a retail project in Newport, Kentucky scheduled for completion in 2001,

  •
  a 65% ownership interest in a joint venture which owns and operates a hotel, dinner theater and retail shop located near the Grand Canyon in northern Arizona,

  •
  a 100% ownership interest in Millennia which owns stock in two publicly traded companies, Mace Security International, Inc. and U.S. Plastics Lumber Corp. Another party can earn up to a 50% ownership interest in Millennia if certain returns as defined in the operating agreement exceed 35% per year,

  •
  a 100% ownership in TenantFirst Real Estate Services, Inc., a fully-integrated real estate development company providing development, leasing, property management and construction management services,

  •
  a 55% ownership interest in a development company which owns Newport Centre, a retail and office facility located in Winnipeg, Canada,

  •
  a 50% ownership in EL Holdings, Inc. and EL Media Holdings Company which were formed to invest in media towers and similar businesses, and

  •
  a 23.7% ownership interest in a development company which owns land in Indianapolis, Indiana.

  •
  five notes receivable relating to real estate projects in Arizona, California, and Utah with an aggregate outstanding balance of approximately $40.5 million as of December 31, 2000. The largest note relates to a project in Scottsdale, Arizona,

  •
  two properties located in Arizona including restaurant space and vacant land in Scottsdale,

  •
  two properties located in California including a development project in Palm Springs, and land held for sale/development in Yosemite, and

  •
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

	Tenants	GLA (sq ft)	Annual Rent
		(in thousands)	(in thousands)
Arizona
Scottsdale Land	(1)	(1)	(1)
Brio Land	Roaring Fork Restaurant	3.7	$104.3
Grand Hotel	(2)	(2)	(2)
California
Desert Fashion Plaza(4)	Saks Fifth Avenue/various	96.1	461.5
Yosemite	(3)	(3)	(3)
Indiana
Indianapolis	(4)	(4)	(4)
Kentucky
Newport on the Levee	(5)	(5)	(5)
Bermuda
Daniel's Head Bermuda	(6)	(6)	(6)
Winnipeg, Canada
Newport Centre(7)	Bank of Montreal/various	156.1	1,594.0

Total		255.9	$2,159.8

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

(6)
Property under development.

(7)
Property is owned by a Nova Scotia company of which the Company holds a 55% ownership interest.

Debt Secured by Properties

    The following table summarizes outstanding PEI debt secured by properties as of December 31, 2000:

Lender	Property	Interest Rate		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
GMAC Commercial Mortgage(1)(5)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	7.88%	(2)	6/28/04	$121,375	$121,375
Kieg Financial Corporation	Scottsdale, AZ	8.13%		2/1/06	1,983	1,087
American General Realty Advisors	Terre Haute, IN	8.75%		6/1/03	3,529	3,323
Fifth third Real Estate Capital	Middletown, OH	7.63%		2/1/14	3,596	—
GMAC Commercial Mortgage(3)	San Diego/Murphy Canyon, CA	9.00%		7/1/04	8,765	8,437
Rose Canyon Business Park(4)(5)	San Diego/Rancho Bernardo, CA	4.43%		12/8/04	11,500	11,500

(1)
No prepayment on loan is allowed prior to July 2002.

(2)
Interest based on LIBOR plus 98 basis points. Monthly payments are interest only.

(3)
No prepayment on loan is allowed prior to July 2001.

(4)
Capital lease arrangement whereby lease may be paid in full upon six month notice.

(5)
Monthly payments are interest only.

    The following table summarizes outstanding debt secured by the Company's properties as of December 31, 2000:

Lender	Property	Interest Rate		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
A.L. Rist and Margaret R. Rist	Anaheim, CA	6.00%		9/28/02	$6,312	6,312
San Diego National Bank	Coto de Caza, CA	9.50%	(1)	11/21/01	708	690
Firstar Bank	Newport, KY	10.00%	(2)	3/31/01	2,106	2,106
Bank of Butterfield & Sons Limited	Daniel's Head, Bermuda	10.07%	(3)	7/1/10	5,000	5,000

  (1)
  Interest based on Prime.

  (2)
  Interest based on Prime plus 0.5%.

  (3)
  Interest based on the Bermuda dollar Base Rate plus 3.0%.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected data should be read in conjunction with the Company's financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,		Five Months Ended December 31,	Period from Inception (November 17, 1997) to July 31,
Selected Statement of Operations Data	2000	1999	1998	1998
(in thousands except per share data)
Total revenue	$18,497	$25,917	$15,010	$8,145
Total operating expenses	(24,385)	(25,436)	(13,754)	(5,267)
Gain (loss) from real estate sales and write-off of real estate related costs	8,715	(1,765)	—	—

Net income (loss) before income taxes	2,827	(1,284)	1,256	2,878
(Provision) benefit of income taxes	(1,611)	507	(535)	(1,143)

Net income (loss)	$1,216	$(777)	$721	$1,735

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.02	$0.11
Diluted	$0.02	$(0.02)	$0.01	$0.07
Weighted average number of shares:
Basic	41,847	33,985	33,458	15,842
Diluted	61,553	33,985	54,768	25,984
Other Data
Earnings before depreciation, amortization and deferred taxes ("EBDADT")	$13,173	$3,674	$2,712	$2,994
Earnings before interest, income taxes, depreciation and amortization ("EBITDA")	$15,249	$9,933	$5,819	$5,453
Cash flows from
Operating activities	$(296)	$79	$(4,045)	$3,385
Investing activities	(5,101)	(13,658)	(8,681)	(116,751)
Financing activities	5,099	13,959	2,622	124,857
	As of December 31,			As of July 31,
Selected Balance Sheet Data	2000	1999	1998	1998
(in thousands)
Net real estate	$96,133	$102,191	$190,878	$175,756
Total assets	324,584	328,153	261,296	246,916
Mortgages and notes payable	112,389	137,806	90,986	72,714
Stockholders' equity	194,598	180,039	166,640	165,919

    Summary Selected Financial Data of PEI – As previously discussed, the Company acquired approximately 91.3% of the PEI common stock in November 1999. The Company does not, however, consolidate the accounts of PEI in its financial statements. The following selected historical financial data of PEI should be read in conjunction with the PEI Form 10-K separately filed with the Securities and Exchange Commission.

	Year Ended December 31				Four Months Ended December 31		Year Ended August 31
	2000	1999	1998	1997	1997	1996	1997	1996
Selected Income Statement Data
Rental revenues	$70,771	$66,667	$62,485	$56,067	$18,170	$18,941	$56,838	$56,221
Operating income	41,847	35,143	31,393	23,289	9,045	8,178	22,422	5,829
Income from continuing operations	34,292	32,671	29,429	29,003	17,508	7,590	19,085	8,340
Discontinued operations	—	—	—	(1,625)	—	(3,235)	(4,860)	(8,250)
Net income	34,292	32,671	29,429	27,378	17,508	4,355	14,225	90
Net income (loss) per share from continuing operations – basic	.07	(.05)	.97	1.23	.74	.33	.82	.36
Cash dividends per share
Preferred share	1.40	1.40	.35	—	—	—	—	—
Common share	—	—	1.05	1.25	.35	.30	1.20	—
	As of December 31				As of August 31
	2000	1999	1998	1997	1997	1996
Selected Balance Sheet Data
Real estate assets, net	$545,800	$550,869	$418,507	$353,056	$337,139	$337,098
Total assets	662,405	562,558	457,352	408,478	403,757	540,325
Stockholders' equity	463,109	461,260	344,811	406,624	396,476	532,899

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

    Interest income was $4.2 million in the year ended December 31, 2000 compared to $3.9 million in the year ended December 31, 1999, which was primarily related to higher average note receivable balances in 2000. In 2000 the average notes receivable balance was $35.0 million compared to an average balance of $24.6 million in 1999.

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

    Interest expense was $10.9 million in the year ended December 31, 2000 compared to $8.0 million in the year ended December 31, 1999, an increase of $2.9 million. Debt of approximately $60.6 million assumed in conjunction with the acquisition of PEI in November 1999 increased interest expense by $4.8 in the year ended December 31, 2000. An increase of $2.1 million relates to additional amounts borrowed by an average of $21.0 million on the Company's credit facilities and short-term notes, primarily to fund its development projects. A decrease of $3.3 million relates to a reductions on mortgage debt related to properties that were sold in 1999 and 2000.

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

	Year Ended December 31,
	2000	1999
Net income	$1,216	$(777)
Depreciation and amortization (financial statements)	1,562	3,220
Proportionate share of depreciation and amortization from equity investments:
PEI	8,726	992
Other	696	121
Less depreciation of non-real estate assets	(211)	(83)
Deferred tax expense	1,184	201

EBDADT	$13,173	$3,674

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

    The following information is included to show the items included in the Company's EBDADT for the year ended December 31, 1999 and the twelve months ended December 31, 1998:

	Year Ended December 31,
	1999	1998
Net income	$(777)	$2,456
Depreciation and amortization (financial statements)	3,220	2,975
Proportionate share of depreciation and amortization from equity investments:
PEI	992	—
Other	121	—
Less depreciation of non-real estate assets	(83)	(50)
Deferred tax expense	201	325

EBDADT	$3,674	$5,706

Liquidity and Capital Resources

    Cash flows from asset sales and borrowings from debt were the primary source of capital to fund the Company's development and ongoing operations in the year ended December 31, 2000. In addition, PEI reimburses the Company for certain general and administrative expenses.

    In November 1999, the Company completed an exchange offer for the common stock of PEI. In the exchange offer, the Company acquired approximately 91.3% of the PEI common stock. PEI stockholders who tendered their shares of the PEI common stock in the exchange offer received from the Company a total of $8.50 consisting of $4.25 in cash, $2.75 in principal amount of the Company's 9.0% Convertible Redeemable Subordinated Secured Debentures ("Debentures") due 2004 and $1.50 in principal amount of the Company's 10.0% Senior Redeemable Secured Notes ("Senior Notes") due 2004 for each share of PEI common stock. After expenses, the Company paid approximately $61.0 million in cash and issued approximately $33.2 million in principal amount of the Debentures and approximately $18.1 million in principal amount of the Senior Notes to acquire the PEI common stock in the exchange offer. Of the cash, $27.4 million was borrowed from The Sol and Helen Price Trust. In 2000, the Company converted $18.1 million of this note payable into 5.1 million shares of common stock.

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

    The Company has two significant projects currently under development, it's hospitality located in Daniel's Head, Bermuda and its retail project in Newport, Kentucky. The project in Bermuda is scheduled to open in 2001. The estimated remaining capital requirement on the project is less than $1.5 million. The Company anticipates meeting this capital requirement through borrowings from its $15.0 million facility which had $11.4 million outstanding at December 31, 2000. The Company's project in Kentucky has approximately $14.6 million remaining in required capital before a construction loan, for which the Company has a commitment from a Bank, funds the remaining construction costs. The Company anticipates meeting this capital requirement through the remaining available capital on its credit facility with Price Enterprises, Inc. The Company may have to stop construction should the Bank decide not to fund the construction loan. The Company has other projects in various stages of pre-development. The total costs of these projects is not known, as their nature, size and certainty are either not yet known or still need to be approved by the Company or various regulatory bodies. The Company spends approximately $0.3 million per month to fund these costs. The Company anticipates continuing to meet these costs both in the short and long terms, from available amounts on its credit facilities and from asset sales. Should the Company not have available funds for these costs, it may postpone further expenditures until funds are available. The Company intends to fund eventual construction costs on these projects through debt, other investors, and through future asset sales. Should the Company not secure the capital when needed for these projects, the Company may sell or delay the projects.

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

    The Company's limited operating history makes it difficult to evaluate its business – The Company was incorporated in November 1997 and became an independent business in March 1998 after Excel completed a spin-off of its business. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. You must consider the Company's prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in the real estate industry.

    The Company's (including PEI's) tenants may face financial difficulties and be unable to pay rent which may, in turn, cause financial difficulties – The Company's financial position may be materially harmed if any of its or PEI's major tenants, including The Sports Authority, or any other significant tenant experiences financial difficulties, such as a bankruptcy, insolvency or general downturn in the business of the tenant. In addition, any failure or delay by any of the Company or PEI's tenants to make rent payments could impair its financial condition and materially harm the Company's business. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give the Company the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, the Company would then be required to find another tenant to lease the property. The Company may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, that the Company would be able to enter into a new lease on favorable terms.

    The Company may face significant competition from developers, owners and operators of real estate properties which may inhibit the success of its business – The Company competes in the acquisition of real estate properties with over 200 publicly-traded REITs as well as other public and private real estate investment entities, including financial institutions such as mortgage banks and pension funds, and other institutional investors, as well as individuals. Competition from these entities may impair the Company's financial condition and materially harm its business by reducing the number of suitable investment opportunities offered to the Company and increasing the bargaining power of prospective sellers of property, which often increases the price necessary to purchase a property. Many of the Company's competitors in the real estate sector are significantly larger than the Company and may have greater financial resources and more experienced managers than the Company.

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

    Competition from these and other properties may impair the Company's financial condition and materially harm its business by:

  •
  interfering with the Company's ability to attract and retain tenants,

  •
  increasing vacancies, which lowers market rental rates and limits the Company's ability to negotiate favorable rental rates, and

  •
  impairing the Company's ability to minimize operating expenses.

    The Company's financial performance depends on regional economic conditions since many of its properties and investments are located in Arizona and California – Of the Company's properties and real estate related investments, five are located in two states: three in Arizona and two in California. Additionally, 16 of PEI properties are located in California and two in Arizona. Concentrating a significant number of properties and real estate related investments in these states may expose the Company to greater economic risks than if the properties and real estate related investments were located in several geographic regions. The Company's revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including local real estate conditions, such as an oversupply of or reduced demand for real estate properties, and the local economic climate. High unemployment, business downsizing, industry slowdowns, changing demographics, and other factors may adversely impact any of these local economic climates. A general downturn in the economy or real estate conditions in Arizona or California could impair the Company's financial condition and materially harm its business. Further, due to the relatively high cost of real estate in the southwestern United States, the real estate market in that region may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. The Company does not have any limitations or targets for the concentration of the geographic location of its properties and, accordingly, the risks associated with this geographic concentration will increase if the Company continues to acquire properties in Arizona and California.

    The Company's substantial leverage may be difficult to service and could adversely affect its business – As of December 31, 2000, the Company had outstanding borrowings of approximately $36.8 million under its credit facilities, with total borrowing capacity of $55.0 million, and additional mortgage and note debt of approximately $75.6 million. This debt of $112.4 million represented approximately 35% of the Company's total assets at December 31, 2000. The Company is and will continue to be exposed to the risks normally associated with debt financing which may materially harm its business, including the following:

  •
  the Company's cash flow may be insufficient to meet required payments of principal and interest and payments of principal and interest on borrowings may leave the Company with insufficient cash resources to pay operating expenses.

  •
  the Company may not be able to refinance debt at maturity, and

  •
  if refinanced, the terms of refinancing may not be as favorable as the original terms of the debt.

    The Company has incurred additional debt to facilitate the exchange offer collateralized by the PEI common stock and a default on that debt could result in the Company's loss of PEI – To facilitate the exchange offer, the Sol and Helen Price Trust made a five-year loan to the Company in the principal amount of $27.4 million. The Company used the proceeds of the loan to satisfy a portion of its monetary obligations under the exchange offer. In 2000, the Company converted $18.1 million of this note payable into 5.1 million shares of common stock. The Company's Senior Notes and Convertible Debentures are secured by certain of the Company's shares of PEI common stock. To the extent the Company is unable to meet its obligations under the terms of the Senior Notes and Convertible Debentures, the debt holders will have the right to take ownership of this PEI common stock.

    The Company may not realize the expected benefits from the exchange offer making its future financial performance uncertain – The Company entered into the exchange offer with the expectation that the transaction would result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements, tax advantages and other synergies. If these benefits and synergies are not realized, the Company's financial performance and the performance of PEI could be adversely impacted.

    The Company faces risks associated with its equity investments in and with third parties because of its lack of control over the underlying real estate assets – As part of the Company's growth strategy, it may invest in shares of REITs or other entities that invest in real estate assets. In these cases, the Company will be relying on the assets, investments and management of the REIT or other entity in which it is investing. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate.

    The Company also may invest in or with other parties through partnerships and joint ventures. In these cases the Company will not be the only entity making decisions relating to the property, partnership, joint venture or other entity. Risks associated with investments in partnerships, joint ventures or other entities include:

  •
  the possibility that the Company's partners might experience serious financial difficulties or fail to fund their share of required investment contributions,

  •
  the partners might have economic or other business interests or goals which are inconsistent with the Company's business interests or goals, and

  •
  the partners may take action contrary to the Company's instructions or requests and adverse to its policies and objectives.

    Any substantial loss or action of this nature could potentially harm the Company's business. In addition, the Company may in some circumstances be liable for the actions of its third-party partners or co-venturers.

    Rising interest rates may adversely affect the Company's cash flow – As of December 31, 2000, the Company owed approximately $112.4 million under its credit facility, mortgage debt, and other notes of which $43.6 million bore interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. The Company may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect the Company's cash flow, cause it to default under some debt obligations or agreements, and materially harm its business.

    Because the Company does not have a policy placing a limit on the amount of debt that it may incur, the Company's future borrowings could be significant and may adversely affect its cash flow and results of operations – The Company does not have a policy limiting the amount of debt that it may incur. Accordingly, the Company's management and board of directors have discretion to increase the amount of the Company's outstanding debt at any time. The Company could incur higher levels of debt, resulting in an increase in its total debt payments, which could adversely affect its cash flow and materially harm its business. In addition, if the Company increases the amount of its debt it may increase the risk of the Company's default on all of its debt, including the Company's Debentures and Senior Notes.

    The Company could incur significant costs and expenses related to environmental problems – Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. Although the Company is not aware of any necessary environmental remediation or other environmental liability on its portfolio of properties, these laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances.

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

    The Company could face significant costs of compliance if it is considered an investment company under the Investment Company Act – The Company is not currently registered as an investment company under the Investment Company Act of 1940, because its management believes that the Company either is not within the definition of investment company under the Investment Company Act or, alternatively, excluded from regulation under the Investment Company Act by an exemption. If the Company is deemed to be an investment company under the Investment Company Act and fails to qualify for an exemption, it would be unable to conduct its business as currently conducted, which could materially harm its business. In the future, the Company intends to conduct its operations in order to avoid registration under the Investment Company Act. Therefore, the assets that the Company may acquire or sell may be limited by the regulations of the Investment Company Act.

    The costs of compliance with the Americans With Disabilities Act could adversely affect the Company's business – Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet federal requirements relating to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could involve removal of structural barriers from disabled persons' entrances on the Company's (and PEI's) properties. Other federal, state and local laws may require modifications to or restrict further renovations of the Company's properties to provide for these accesses. Although the Company believes that its properties are substantially in compliance with present requirements, noncompliance with the Americans with Disabilities Act or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against the Company. If the Company incurs these costs and expenses, its financial condition could be impaired.

    Certain anti-takeover provisions could prevent an acquisition of the Company's business at a premium price – Some of the provisions of the Company's certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of its business at a premium price and could make removal of its management more difficult. These provisions could reduce the opportunities for the Company's stockholders to participate in tender offers, including tender offers that are priced above the then current market price of its common stock. The Company's certificate of incorporation permits its board of directors to issue shares of preferred stock in one or more series without stockholder approval. The preferred stock may be issued quickly with terms that delay or prevent a change in control of the Company's business. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of its common stock.

    Protections for PEI's preferred stockholders limit PEI's common stockholders' ability to control PEI and receive dividends – The Company has agreed to protections for the holders of the PEI preferred stock which limit the control over PEI by its common stockholders and the dividends payable to PEI's common stockholders. The holders of the PEI preferred stock are entitled to elect a majority of PEI's board of directors and to have one designee on the Company's board of directors, until:

  •
  less than 2,000,000 shares of the PEI preferred stock remain outstanding,

  •
  the Company makes an offer to purchase any and all outstanding shares of the PEI preferred stock at a cash price of $16.00 per share, and purchase all shares duly tendered and not withdrawn,

  •
  the directors of PEI (1) issue any equity securities without unanimous approval of PEI's board or (2) fail to pay dividends on the PEI common stock in an amount equal to 100% of PEI's taxable income or the amount necessary to maintain PEI's status as a REIT, or in an amount equal to the excess, if any, of PEI's funds from operations, less preferred stock dividends, over $7.5 million, or

  •
  the Board of Directors of PEI, by unanimous vote, terminates the right of the holders of the PEI preferred stock to elect a majority of the Directors.

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

    Directors and executive officers own a large percentage of the Company's voting stock and could exert significant influence over matters requiring stockholder approval – As of December 31, 2000, the Company's executive officers and directors and their affiliates beneficially owned approximately 12% of its outstanding common stock. As a result, these stockholders will continue to significantly influence the Company's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of its assets. In addition, this significant ownership could discourage acquisition of the common stock by some potential investors and could have an anti-takeover effect.

    The Board of Directors may make changes to the Company's policies without stockholder approval – The investment, financing, borrowing and distribution policies of the Company and its policies with respect to all other activities, growth, debt, capitalization, and operations, are determined by the Company's Board of Directors. Although it has no present intention to do so, the Board of Directors may amend or revise these policies at any time and from time to time at its discretion without a vote of the stockholders of the Company. A change in these policies could adversely affect the Company's financial condition and results of operations.

    The loss of key personnel could harm the Company's business – Given the early stage of development of the Company's business, it depends to a large extent on the performance of its senior management team and other key employees for strategic business direction and real estate experience. If the Company lost the service of any members of its senior management or other key employees, it could materially harm its business. The Company has not obtained key-man life insurance for any of its senior management or other key employees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Financial Statement Schedules:

Page
(1)	Report of Independent Accountants		F-1
(2)	Financial Statements
	(i)	Consolidated Balance Sheets December 31, 2000 and 1999	F-2
	(ii)	Consolidated Statements of Income (Loss) Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-3
	(iii)	Consolidated Statements of Changes In Stockholders' Equity Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-4
	(iv)	Consolidated Statements of Cash Flows Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-5
	(v)	Notes to Consolidated Financial Statements	F-6
(3)	Financial Statement Schedules
	(i)	Schedule II; Valuation and Qualifying Accounts Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-23
	(ii)	Schedule III; Real Estate and Accumulated Depreciation; December 31, 2000	F-24

    The separate financial statements of the Company's unconsolidated, significant subsidiary, PEI, are incorporated by reference to PEI's annual report filed on Form 10-K for the year ended December 31, 2000 (File No. 0-20449).

  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2000:

    The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

  (c)
  Exhibit Index

23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Ernst & Young LLP.
23.3**	Consent of PricewaterhouseCoopers LLP.
23.4**	Consent of Ernst & Young LLP.

*
Filed herewith.

**
Previously filed.

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL LEGACY CORPORATION
DATE: May 22, 2001	By:	/s/ GARY B. SABIN GARY B. SABIN President and Chief Executive Officer (Principal Executive Officer)
DATE: May 22, 2001	By:	/s/ JAMES Y. NAKAGAWA JAMES Y. NAKAGAWA Chief Financial Officer (Principal Financial and Accounting Officer)

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

F–1

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2000	1999
ASSETS
Real estate:
Land	$16,877	$27,099
Buildings	26,878	47,664
Construction in progress	51,835	27,380
Leasehold interest	2,351	2,351
Accumulated depreciation	(1,808)	(2,303)

Net real estate	96,133	102,191
Cash	1,469	1,767
Accounts receivable, less allowance for bad debts of $32 and $55 in 2000 and 1999, respectively	812	739
Notes receivable	40,470	28,380
Investment in securities	135,846	136,570
Investment in partnerships	14,855	18,341
Interest receivable	12,875	8,929
Pre-development costs	9,780	16,783
Other assets	7,807	7,938
Deferred tax asset	4,537	6,515

	$324,584	$328,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$49,061	$70,661
Convertible debentures	33,240	33,243
Senior notes	18,067	18,067
Mortgages payable	12,021	15,835
Accounts payable and accrued liabilities	15,130	9,188
Other liabilities	1,364	151

Total liabilities	128,883	147,145

Commitments and contingencies
Minority interests	1,103	969

Stockholders' equity:
Series B Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 and 21,281,000 shares issued and outstanding in 2000 and 1999, respectively	—	213
Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and 36,835,921 shares issued and outstanding in 2000 and 1999, respectively	615	368
Additional paid-in capital	201,471	187,699
Accumulated other comprehensive (loss) income, net of tax	(695)	922
Retained earnings	2,895	1,679
Notes receivable from affiliates for common shares	(9,688)	(10,842)

Total stockholders' equity	194,598	180,039

	$324,584	$328,153

The accompanying notes are an integral part of the financial statements.

F–2

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,		Five Months Ended December 31,	Period from Inception (November 17, 1997) to July 31,
	2000	1999	1998	1998
Revenues
Operating income	$7,842	$11,426	$7,670	$1,732
Partnership and other income	2,564	1,006	252	—
Interest income	4,246	3,937	1,573	1,996
Rental income	3,845	9,548	5,515	4,417

Total revenue	18,497	25,917	15,010	8,145

Operating expenses:
Interest	10,860	7,997	2,645	1,518
Other operating expenses	6,322	6,305	4,904	879
Property operating expenses	2,856	1,816	1,646	915
General and administrative	2,785	6,098	2,641	898
Depreciation and amortization	1,562	3,220	1,918	1,057

Total operating expenses	24,385	25,436	13,754	5,267

Net operating (loss) income	(5,888)	481	1,256	2,878
Net gain from real estate sales and write-off of real estate related costs	8,715	(1,765)	—	—

Income (loss) before income taxes	2,827	(1,284)	1,256	2,878
(Provision) benefit for income taxes	(1,611)	507	(535)	(1,143)

Net income (loss)	$1,216	$(777)	$721	$1,735

Basic net income (loss) per common share	$0.03	$(0.02)	$0.02	$0.11

Diluted net income (loss) per common share	$0.02	$(0.02)	$0.01	$0.07

The accomanying notes are an integral part of the financial statements

F–3

EXCEL LEGACY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except number of shares)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
	Number	Amount	Number	Amount
Balance at inception	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of preferred stock	21,281,000	213	—	—	106,192	—	—	—	106,405
Issuance of common stock	—	—	33,457,804	335	70,831	—	—	—	71,166
Issuance of notes receivable from officers for common shares	—	—	—	—	—	—	—	(10,872)	(10,872)
Issuance costs	—	—	—	—	(2,515)	—	—	—	(2,515)
Net income	—	—	—	—	—	—	1,735	—	1,735

Balance at July 31, 1998	21,281,000	213	33,457,804	335	174,508	—	1,735	(10,872)	165,919
Net income	—	—	—	—	—	—	721	—	721

Balance at December 31, 1998	21,281,000	213	33,457,804	335	174,508	—	2,456	(10,872)	166,640
Issuance of common stock	—	—	3,378,117	33	13,479	—	—	—	13,512
Issuance costs	—	—	—	—	(288)	—	—	—	(288)
Repayment of loans	—	—	—	—	—	—	—	30	30
Comprehensive income:
Net loss	—	—	—	—	—	—	(777)	—	(777)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	922	—	—	922

Total comprehensive income									145

Balance at December 31, 1999	21,281,000	213	36,835,921	368	187,699	922	1,679	(10,842)	180,039
Conversion of notes payable to common stock	—	—	5,100,544	51	17,952	—	—	—	18,003
Conversion of preferred stock to common stock	(21,281,000)	(213)	21,281,000	213	—	—	—	—	—
Issuance of common shares	—	—	35,333	—	102	—	—	—	102
Repurchase common shares			(1,711,949)	(17)	(4,282)				(4,299)
Repayment of notes to affiliates	—	—	—	—	—	—	—	1,154	1,154
Comprehensive income:
Net income	—	—	—	—	—	—	1,216	—	1,216
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,617)	—	—	(1,617)

Total comprehensive loss									(401)

Balance at December 31, 2000	—	$—	61,540,849	$615	$201,471	$(695)	$2,895	$(9,688)	$194,598

The accompanying notes are an integral part of the financial statements

F–4

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
Cash flows from operating activities:
Net income (loss)	$1,216	$(777)	$721	$1,735
Adjustments to reconcile net income to net cash provided by operations:
(Gain) loss from real estate sales net of write-off of real estate related costs	(8,715)	1,765	—	—
Depreciation and amortization	1,562	3,220	1,918	1,057
Earnings from equity investments	(893)	(163)	—	—
Minority interest in income of partnerships	134	123	(7)	—
Change in accounts receivable and other assets	(1,909)	(10,212)	(2,195)	(6,334)
Change in accounts payable and other liabilities	8,309	6,123	(4,482)	6,927

Net cash (used in) provided by operating activities	(296)	79	(4,045)	3,385

Cash flows from investing activities:
Proceeds from real estate sales	39,977	63,031	—	—
Real estate acquired and construction costs paid	(32,860)	(21,287)	(1,489)	(98,951)
Pre-development costs paid	(3,614)	(5,755)	(6,907)	(6,662)
Investment in partnerships	3,486	(10,828)	(285)	(11,138)
Acquisition of Price Enterprises, Inc	—	(33,643)	—	—
Notes receivable issued	(12,090)	(5,176)	—	—

Net cash used in investing activities	(5,101)	(13,658)	(8,681)	(116,751)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	—	106,405
Proceeds from issuance of common stock	—	13,512	—	11,104
Issuance costs paid	—	(288)	—	(2,515)
Shares repurchased	(4,197)	—	—	—
Principal payments of notes and mortgages	(49,100)	(38,129)	(1,378)	(72,504)
Borrowings from issuance of notes payable	58,396	38,864	4,000	82,367

Net cash provided by financing activities	5,099	13,959	2,622	124,857

Net (decrease) increase in cash	(298)	380	(10,104)	11,491
Cash at the beginning of the period	1,767	1,387	11,491	—

Cash at the end of the period	$1,469	$1,767	$1,387	$11,491

The accompanying notes are an integral part of the financial statement.

F–5

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

  Real Estate

    Certain real estate assets were transferred to the Company from Excel and recorded at Excel's cost basis. Other real estate assets acquired subsequent to the Spin-off were recorded at the Company's cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings. The Company expenses as incurred ordinary repairs and maintenance costs, which include building painting, parking lot repairs, etc. The Company capitalizes major replacements and betterments, which include HVAC equipment, roofs, etc., and depreciates them over their estimated useful lives.

    The Company assesses its properties individually for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Recoverability of property to be held and used is measured by comparing the carrying amount of the property to future undiscounted net cash flows expected to be generated by the property. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the property is considered to be impaired. If the property is impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property. At December 31, 2000, the Company had $16.1 million of real estate assets under contract to sell in 2001. This sale may not be completed due to uncertainties associated with contract negotiations and buyer

F–6

due diligence contingencies. There were no other significant assets for sale at December 31, 2000. The Company continues to use its other real estate assets in its operations until it is under contract to sell.

  Pre-development Costs

    Pre-development costs that are directly related to specific construction projects are capitalized as incurred. The Company expenses these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

  Management Contracts

    Management contracts are recorded at cost and amortized over a period of seven years. At December 31, 2000, the Company had $1.3 million capitalized related to management contracts acquired when the Company bought TenantFirst, a California corporation, related to the management of eight properties. The properties are not owned by PEI.

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

  Revenue Recognition

    Rental revenues include: (1) minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases; (2) additional rentals, including recovery of property operating expenses, and certain other expenses which the Company accrues for in the period in which the related expense occurs; and (3) percentage rents which the Company accrues for on the basis of actual sales reported by tenants.

    Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Company no longer has continuing involvement in the asset.

    The Company adopted the SEC's Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements effective the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

  Comprehensive Income

    In 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The

F–7

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

  New Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending December 31, 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

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

F–8

outstanding common stock. Below is summarized financial information as of December 31, 2000 and the year then ended for PEI (in thousands):

Balance Sheet	December 31, 2000
Real estate, net of accumulated depreciation	$545,800
Other assets	116,605

Total assets	$662,405

Notes and mortgages payable	$195,009
Accounts payable and other liabilities	4,287

199,296
8 3/4% Series A Preferred stock	353,404
Other stockholders' equity	109,705

Total liabilities and stockholders' equity	$662,405

Income statement:	Year Ended December 31, 2000
Total revenue, including interest income and gain on sale of real estate	$73,983
Operating expenses	(16,281)
General and administrative	(3,085)
Interest expense	(10,931)
Depreciation and amortization	(9,558)
Gain on sales of real estate	164

Net income	34,292
Preferred dividends	(33,360)

Net income available for common shares	$932

    The following unaudited pro forma information for the twelve months ended December 31, 1999 and 1998, has been presented as if Excel Legacy Corporation acquired approximately 91% of the common shares of PEI on January 1, 1999 and 1998 respectively. The unaudited pro forma information makes certain assumptions regarding capital sources and interest rates and the pro forma information is

F–9

not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred on January 1, 1999 and 1998, respectively, (in thousands):

	Year Ended December 31,
	1999	1999	1998	1998
	(actual)	(pro forma)	(actual)	(pro forma)
Total revenue	$25,917	$27,767	$23,155	$24,326
Operating expenses, excluding interest	(17,439)	(17,439)	(14,858)	(14,858)
Interest expense	(7,997)	(14,710)	(4,163)	(10,876)
Net gain on real estate sales	(1,765)	(1,765)	—	—
Income taxes	507	1,678	(1,678)	—

Net (loss) income	$(777)	$(4,469)	$2,456	$(1,408)

Net income per share
Basic	$(0.02)	$(0.13)	$0.10	$(0.06)

Diluted	$(0.02)	$(0.13)	$0.06	$(0.06)

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

F–10

2000. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

	December 31,
Investment in USPL (in thousands):	2000	1999
Cost	$1,000	$1,000
Unrealized (loss) gain	(695)	922

Fair value	$305	$1,922

5.  Real Estate:

    The Company sold the following properties in 2000:

Location	Sold Date	Sales Price (000's)	Mortgage Transferred (000's)
Middletown, OH(1)	2/00	$6,709	$3,726
Terre Haute, IN(1)	2/00	5,762	3,598
San Diego/Rancho Bernardo, CA(1)(2)	2/00	12,381	7,381
San Diego/4-S Ranch, CA	5/00	6,130	—
Scottsdale Galleria, AZ	7/00	28,750	—
Scottsdale City Center, AZ(1)	10/00	9,663	2,006
Telluride, CO	12/00	2,550	—

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

F–11

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

7.  Notes and Mortgages Payable:

  Notes payable

    The Company had the following notes payable outstanding at December 31, 2000 and December 31, 1999 (amounts in thousands):

	December 31,
	2000	1999
Revolving $15.0 million credit facility bearing interest at Libor plus 3.75% (10.3% at December 31, 2000) due June 30, 2001. The facility is secured by some of the Company's PEI common shares.	$11,481	$—
Revolving $40.0 million unsecured line of credit facility with PEI bearing interest at Libor plus 3.75% (10.3% at December 31, 2000) to 12.50% due December 2002.	25,377	—
Note payable to The Sol and Helen Price Trust bearing interest at Libor plus 1.50% (8.1% at December 31, 2000) due November 2004. The note is secured by some of the Company's PEI common shares (Note 9).	9,347	27,347
Note payable to an individual bearing interest at Prime plus 2% repaid in October 2000.	—	5,000
Note payable outstanding on a $4.7 million facility related to Newport on the Levee, LLC, bearing interest at Prime plus 0.5% (10% at December 31, 2000), due March 2001.	2,106	—
Revolving $35.0 million secured credit facility bearing interest at Libor plus 3.75% repaid in July 2000.	—	32,103
Other	750	6,211

Total	$49,061	$70,661

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

F–12

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

F–13

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

  Maturities

    The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

Year Ended December 31,
2001	$14,995
2002	31,739
2003	—
2004	60,655
2005	—
Thereafter	5,000

$112,389

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

F–14

been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

	Federal	State
Year ended December 31, 2000:
Current payable	$126	$262
Deferred tax benefit	676	547

Provision for income taxes	$802	$809

Year ended December 31, 1999:
Current (benefit) payable	$(743)	$25
Deferred tax expense (benefit)	221	(10)

(Benefit) provision for income taxes	$(522)	$15

Five months ended December 31, 1998:
Current payable	$312	$107
Deferred tax expense	82	34

Provision for income taxes	$394	$141

Period from inceptions to July 31, 1998:
Current payable	$727	$207
Deferred tax expense	163	46

Provision for income taxes	$890	$253

    The significant components of activities that gave rise to deferred tax assets and liabilities included on the balance sheet were as follows (in thousands):

	December 31,
	2000	1999
Impairment of real estate investments	$2,579	$2,395
Assets acquired from the Spin-off (Note 2)	702	4,487
NOL carryforwards	2,442	—
Other	219	—
Deferred gain on equity investments	(1,405)	(367)

Net deferred tax assets	$4,537	$6,515

    A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate for the years ended December 31, 2000, December 31, 1999, the five months ended December 31, 1998 and the period from inception to December 31, 1998 is as follows:

	2000	1999	1998	1997
Statutory rate	34%	34%	34%	34%
State and local	22%	6%	8%	6%

Effective rate	56%	40%	42%	40%

F–15

9.  Capital Stock:

  Common Shares

    In March 2000, $18.0 million of notes payable to The Sol and Helen Price Trust were converted into 5.1 million shares of the Company's common stock. In October 2000 the Company repurchased 1.7 million shares of common stock from affiliates for approximately $2.50 per share (Note 14).

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

    The following table summarizes the activity for both plans:

	Options/ Warrants	Weighted Average Exercise Price Per Share
Outstanding at inception (November 17, 1997)	—	$—
Granted	3,850,000	7.50

Outstanding at July 31, 1998	3,850,000	7.50
Granted	40,000	2.92

Outstanding at December 31, 1998	3,890,000	7.45
Granted	1,363,000	5.06
Cancelled	(950,000)	7.50

Outstanding at December 31, 1999	4,303,000	6.68
Granted	374,000	3.26
Cancelled	(58,500)	3.20

Outstanding at December 31, 2000	4,618,500	$6.43

    The options vest over five years and expire at various dates through June 2010. All of the options were issued to directors, officers or affiliates of the Company. At December 31, 2000, options of 631,880 were available for granting under the Option Plan. In January 2001, 4,049,000 options with an average price of $6.82 were cancelled at the option of the respective holders.

    SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation

F–16

costs have been recognized by the Company. Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in the year ended December 31, 2000 would have been decreased by $558,000 from $1,216,000 ($0.03 per share – basic, and $0.02 per share – diluted) to a net income of $658,000 ($0.02 per share – basic, and $0.01 per share – diluted). The Company's net loss in the year ended December 31, 1999 would have been increased by $3,225,000 from $777,000 ($0.02 per share – basic, and $0.01 per share – diluted) to a net loss of $4,002,000 ($0.12 per share – basic, and $0.07 per share – diluted). For the five months ended December 31, 1998, the net income would have been decreased by $50,000 from $721,000 ($0.02 per share – basic, and $0.01 per share – diluted) to $671,000 ($0.02 per share – basic, and $0.01 per share – diluted). For the period from inception (November 17, 1997) to July 31, 1998, net income reduced by $5,705,000 from $1,735,000 ($0.11 per share – basic, and $0.07 per share diluted) to a net loss of $3,970,000 ($0.25 per share – basic, and $0.15 per share – diluted).

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

10.  Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
				Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
Basic EPS
	2000	1999
Numerator:
Net income (loss)	$1,216	$(777)	$721	$1,735

Denominator:
Weighted average common shares outstanding	41,847	33,985	33,458	15,842

Earnings Per Share	$0.03	$(0.02)	$0.02	$0.11

F–17

	Year Ended December 31,
				Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
Diluted EPS
	2000	1999
Numerator:
Net income (loss)	$1,216	$(777)	$721	$1,735

Denominator:
Weighted average common shares outstanding	41,847	33,985	33,458	15,842
Effect of diluted securities:
Preferred B shares	19,706	21,281	21,281	10,142
Common stock options	—	4	29	—
Deduct diluted securities for net loss	—	(21,285)	—	—

	61,553	33,985	54,768	25,984

Earnings Per Share	$0.02	$(0.02)	$0.01	$0.07

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

12.  Statement of Cash Flows – Supplemental Disclosure:

	Year Ended December 31,
				Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
Supplemental disclosure:
Cash paid for interest	$7.7 million	$5.6 million	$2.2 million	$1.6 million
Net cash paid for income taxes	0.2 million	0.3 million	1.5 million	—

  In 2000:

  •
  The Company converted $18.0 million of notes payable into 5.1 million common shares.

  •
  The Company transferred $16.7 million in mortgage debt to PEI in conjunction with asset sales to PEI.

F–18

  •
  Newport assumed $2.1 million in debt in conjunction with real estate construction and acquisitions.

  •
  Notes receivable from certain officers were decreased and payables increased by a net $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999.

  In 1999:

  •
  The Company's subsidiary, Millennia, exchanged $37.4 million of assets and $15.1 million of debt in exchange for securities (see Note 4).

  •
  The Company assumed $78.9 million of debt related to the tender offer of PEI common shares (see Note 2).

  •
  The Company assumed $6.4 million in mortgage debt related to the construction of an office building.

  •
  The Company contributed $24.9 million in real estate with mortgage debt of $18.5 million to a partnership for development.

  In the five months ended December 31, 1998:

  •
  Millennia assumed $15.2 million of debt in conjunction with the acquisition of nine car wash properties.

  In the period from inception to July 31, 1998

  •
  The Spin-off occurred (Note 3) and common shares were issued to certain officers of the Company in exchange for cash and $10.9 million in notes receivable.

  •
  The Company issued 850,000 shares of common stock in connection with the acquisition of a real estate management company. The market value of the shares was approximately $3.4 million.

  •
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

F–19

specifically incurred by specific segments, and corporate income taxes have been grouped with "General and Administrative" for presentation purposes.

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Year ended December 31, 2000:
Total revenues	$2,725	$6,153	$7,637	$1,982	$18,497

Interest	220	5	1	10,634	10,860
Depreciation and amortization	149	423	779	211	1,562
General and administrative	—	—	—	2,785	2,785
Operating expenses	1,500	927	6,751	—	9,178

Total operating expenses	1,869	1,355	7,531	13,630	24,385

Net operating income (loss)	856	4,798	106	(11,648)	(5,888)
Real estate sales	1,872	6,843	—	—	8,715
Provision for income taxes	—	—	(141)	(1,470)	(1,611)

Net income	$2,728	$11,641	$(35)	$(13,118)	$1,216

Additions (reductions) to real estate	(29,788)	16,934	6,300	—	(6,554)
Investment in securities and partnerships	113,151	—	37,550	—	150,701
Deferred tax asset	3515	—	1019	—	4,537
Total assets	$114,973	$126,973	$59,076	$23,562	$324,584

Year ended December 31, 1999:
Total revenues	$8,441	$4,903	$10,358	$2,215	$25,917

Interest	3,681	—	419	3,897	7,997
Depreciation and amortization	1,309	571	1,255	85	3,220
General and administrative	—	—	2,016	4,082	6,098
Operating expenses	465	1,162	6,494	—	8,121

Total operating expenses	5,455	1,733	10,184	8,064	25,436

Net operating income	2,986	3,170	174	(5,849)	481
Real estate sales	3,497	(7,324)	2,062	—	(1,765)
Provision for income taxes	—	—	—	507	507

Net income	$6,483	$(4,154)	$2,236	$(5,342)	$(777)

Additions (reductions) to real estate	(73,837)	17,595	(32,649)	—	(88,891)
Investment in securities and partnerships	120,070	—	34,841	—	154,911
Deferred tax asset	(104)	5,600	1,019	—	6,515
Total assets	$151,109	$86,304	$48,303	$42,437	$328,153

Five months ended December 31, 1998:
Total revenues	$4,749	$1,891	$7,690	$680	$15,010

Interest	2,215	—	348	82	2,645
Depreciation and amortization	782	238	852	46	1,918
General and administrative	—	—	1,705	936	2,641
Operating expenses	365	1,133	5,052	—	6,550

Total operating expenses	3,362	1,371	7,957	1064	13,754

Net operating income	1,387	520	(267)	(384)	1,256
Provision for income taxes	—	—	—	(535)	(535)

Net income	$1,387	$520	$(267)	$(919)	$721

Additions to real estate	—	379	16,365	—	16,744
Investment in securities and partnerships	—	—	11,423	—	11,423
Deferred tax asset	603	5,600	—	—	6,203
Total assets	$99,170	$68,497	$55,902	$37,727	$261,296

F–20

Period from inception (November 17, 1997) to July 31, 1998:
Total revenues	$3,835	$1,652	$2,063	$595	$8,145

Interest	1,444	—	—	74	1,518
Depreciation and amortization	656	174	122	105	1,057
General and administrative	—	—	354	544	898
Operating expenses	165	753	876	—	1,794

Total operating expenses	2,265	927	1,352	723	5,267

Net operating income	1,570	725	711	(128)	2,878
Provision for income taxes	—	—	—	(1143)	(1,143)

Net income	$1,570	$725	$711	$(1271)	$1,735

Additions to real estate	105,287	28,521	42,886	—	176,694
Investment in securities and partnerships	—	—	11,138	—	11,138
Deferred tax asset	720	5,600	—	—	6,320
Total assets	$100,529	$69,377	$38,240	$38,770	$246,916

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

F–21

The following table shows the costs incurred in connection with the 401(k) Plan for each of the periods shown:

	Year Ended December 31,
				Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
401 (k) Plan Costs incurred	$142,000	$87,000	$15,000	$—

16.  Selected Quarterly Financial Data (unaudited):

    Summarized quarterly financial data is as follows (in thousands except per share amounts):

	Total Revenues	Net Income (Loss)	Net Income (Loss) Per Share – Basic	Net Income (Loss) Per Share – Diluted
Year ended December 31, 2000
Quarter ended March 31,	$3,693	$(373)	$(0.01)	$(0.01)
Quarter ended June 30,	5,235	(244)	$(0.01)	$(0.01)
Quarter ended September 30,	5,896	3,150	$0.08	$0.05
Quarter ended December 31,	3,673	(1,317)	$(0.02)	$(0.02)
Year ended December 31, 1999
Quarter ended March 31,	$9,217	$174	$0.01	$0.00
Quarter ended June 30,	6,216	512	$0.02	$0.01
Quarter ended September 30,	5,426	335	$0.01	$0.01
Quarter ended December 31,	5,058	(1,798)	$(0.05)	$(0.05)

F–22

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions Written Off	Balance at End of Period
Allowance for bad debts:
Year ended December 31, 2000	$55	$20	$(43)	$32

Year ended December 31, 1999	$34	$97	$(76)	$55

Five months ended December 31, 1998	$14	$20	$—	$34

Period from inception (November 17, 1997) to July 31, 1998	$—	$16	$2	$14

Investment in Partnerships(1):
Year ended December 31, 2000	$6,012	$—	$—	$6,012

Year ended December 31, 1999	$—	$6,012	$—	$6,012

Five months ended December 31, 1998	$—	$—	$—	$—

Period from inception (November 17, 1997) to July 31, 1998	$—	$—	$—	$—

(1)
Relates to the Company's investment in Entercitement, LLC.

F–23

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2000

(in thousands)

					Net Cost Capitalized (Sold) Subsequent to Acquisition
							Gross amount at which carried at close of period
			Initial Cost											Life on Which Depreciation in Latest Income Statements is Computed
Description	Encumbrances		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(a)	Accumulated Depreciation	Date of Construction		Date Acquired
Scottsdale Towers Land Scottsdale, AZ	$—		$3,971	$—	$(428)	$—	$3,543	$—	$3,543	$—	—		1998	—
Brio Restaurant Scottsdale, AZ	—		563	1,046	—	—	563	1,046	1,609	73	1975		1998	40 years
Grand Hotel Tusayan, AZ		(1)	—	11,898	—	139	—	12,037	12,037	1,092	1998		1998	40 years
Pointe Anaheim Anaheim, CA	6,312		7,871	—	—	923	7,871	923	8,794	—		(2)	1998, 2000	—
Residential Property Coto de Caza, CA	708		316	586	—	—	316	586	902	2	2000		2000	40 years
Desert Fashion Plaza Palm Springs, CA	—		3,816	9,772	—	2,514	3,816	12,286	16,102	641	1967		1998	40 years
Land Yosemite, CA	—		600	—	168	—	768	—	768	—	—		1998	—
Danile's Head Bermuda	5,000		—	—	—	14,190	—	14,190	14,190	—		(2)	1998	—
Newport on the Levee Newport, KY(2)(3)	2,106		—	16,225	—	21,420	—	37,645	37,645	—	—		1998	—

	$14,126		$17,137	$39,527	$(260)	$39,186	$16,877	$78,713	$95,590	$1,808

(1)
This property is on a land lease with a cost of $2,351 which is not included above.

(2)
Property is currently under construction.

(3)
The city of Newport, KY issued two series of public improvement bonds related to construction of this project. $32.9 million of the bonds are outstanding at December 31, 2000. See note 7 for additional information.

F–24

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2000

(in thousands)

(a)
Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31,	Year Ended December 31,	Five Months Ended December 31,	Period from Inception (November 17, 1997) to July 31,
	2000	1999	1998	1998
Balance at beginning of period:	$102,143	$191,033	$174,344	$—
Acquisitions:	8,773	2,956	15,200	173,209
Improvements and other additions:	40,843	25,409	1,489	1,135
Cost of property sold/contributed to partnerships:	(56,169)	(117,255)	—	—

Balance at the end of the period:	$95,590	$102,143	$191,033	$174,344

Total cost for federal income tax purposes at the end of each period:	$95,590	$114,274	$207,421	$190,732

(b) Reconciliation of accumulated depreciation is as follows:
Balance at beginning of period:	$2,303	$2,506	$939	$—
Depreciation expense:	1,562	2,382	1,567	939
Property sold/contributed to partnerships:	(2,057)	(2,585)	—	—

Balance at the end of the period:	$1,808	$2,303	$2,506	$939

F–25

QuickLinks

PART I
  ITEM 2. PROPERTIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share amounts)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION