Form 10-Q/A
period 2001-03-31
EXCEL LEGACY CORP
filed 2001-05-25
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission File Number: 0-23503

EXCEL LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0781747
(State of incorporation)	(I.R.S. Employer Identification No.)
17140 Bernardo Center Drive, Suite 300, San Diego, California (Address of Principal Executive Offices)	92128 (Zip Code)

Registrant's telephone number:  (858) 675-9400

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

    The following items of Excel Legacy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are hereby amended. Each such item is set forth in its entirety, as amended.

Item 1. Financial Statements (Unaudited)

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

The accompanying notes are an integral part of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except number of shares)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
	Number	Amount	Number	Amount
Three Months Ended March 31, 2001:
Balance at January 1, 2001	—	$—	61,540,849	$615	$201,471	$(695)	$2,895	$(9,688)	$194,598
Comprehensive income:
Net loss	—	—	—	—	—	—	(573)	—	(573)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(102)	—	—	(102)

Total comprehensive loss									(675)

Balance at March 31, 2001:	—	$—	61,540,849	$615	$201,471	$(797)	$2,322	$(9,688)	$193,923

Three Months Ended March 31, 2000:
Balance at January 1, 2000	21,281,000	$213	36,835,921	$368	$187,699	$922	$1,679	$(10,842)	$180,039
Conversion of notes payable to common stock	—	—	5,102,181	51	18,012	—	—	—	18,063
Issuance of common shares	—	—	25,333	1	83	—	—	—	84
Repayment of notes to affiliates	—	—	—	—	—	—	—	1,083	1,083
Comprehensive income:
Net loss	—	—	—	—	—	—	(373)	—	(373)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	391	—	—	391

Total comprehensive income									18

Balance at March 31, 2000	21,281,000	$213	41,963,435	$420	$205,794	$1,313	$1,306	$(9,759)	$199,287

The accompanying notes are an integral part of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(573)	$(373)
Adjustments to reconcile net loss to net cash provided by operations:
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

    At March 31, 2001, the Company had $16.1 million of real estate assets under contract to sell in 2001. This sale may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies. There were no other significant assets for sale at December 31, 2000. The Company continues to use its other real estate assets in its operations until it is under contract to sell.

Pre-development Costs

    Pre-development costs that are directly related to specific construction projects are capitalized as incurred. The Company expenses these costs to the extent they are unrecoverable or it is determined that the related project will not be pursued.

Management Contracts

    Management contracts are recorded at cost and amortized over a period of seven years. At March 31, 2001, the Company had $1.3 million capitalized related to management contracts acquired when the Company bought TenantFirst, a California corporation, related to the management of eight properties. The properties are not owned by PEI.

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

Investment in USPL (in thousands):	March 31 2001	December 31 2000
Cost	$1,000	$1,000
Unrealized loss	(797)	(695)

Fair value	$203	$305

4. Real Estate:

    The Company sold a parcel of land during the first quarter of 2001 for $0.5 million and recorded a net gain of $0.1 million.

    The Company sold the following properties in the first quarter of 2000:

Location	Date Sold	Sales Price (000's)	Mortgage Transferred (000's)
Middletown, OH (1)	2/00	$6,709	$3,726
Terre Haute, IN (1)	2/00	5,762	3,598
San Diego/Rancho Bernardo, CA (1) (2)	2/00	12,381	7,381

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

9. Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31
Basic EPS
	2001	2000
Numerator:
Net loss	$(573)	$(373)

Denominator:
Weighted average common shares outstanding	61,541	36,893

Earnings Per Share	$(0.01)	$(0.01)

	Three Months Ended March 31
Diluted EPS
	2001	2000
Numerator:
Net loss	$(573)	$(373)

Denominator:
Weighted average common shares outstanding	61,541	36,893
Effect of diluted securities:
Preferred B shares	—	21,281
Common stock options	—	12
Deduct diluted securities for net loss	—	(21,293)

	61,541	36,893

Earnings Per Share	$(0.01)	$(0.01)

10. Statement of Cash Flows–Supplemental Disclosure:

	Three Months Ended March 31
	2001	2000
Supplemental disclosure:
Cash paid for interest	$3.6 million	$4.1 million
Net cash paid for income taxes	—	—

  In the three months ended March 31, 2001 the Company:

  •
  Reduced a liability, due to the city of Scottsdale, AZ, of $1.0 million in connection with the sale of a parcel of land

  In the three months ended March 31, 2000 the Company:

  •
  Converted $18.1 million of notes payable into 5.1 million shares of common stock

  •
  Reduced $14.8 million in mortgage debt which was assumed by PEI in conjunction with three properties sold to PEI, and

  •
  Assumed $1.2 million in debt in conjunction with real estate construction and acquisitions

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

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Three months ended March 31, 2001:
Total revenues	$934,000	$1,613,000	$1,090,000	$29,000	$3,666,000

Interest	9,000	16,000	—	1,974,000	1,999,000
Depreciation and amortization	6,000	65,000	212,000	55,000	338,000
General and administrative	—	—	2,000	706,000	708,000
Operating expenses	351,000	163,000	1,300,000	—	1,814,000

Total operating expenses	366,000	244,000	1,514,000	2,735,000	4,859,000

Net operating income (loss)	568,000	1,369,000	(424,000)	(2,706,000)	(1,193,000)
Real estate sales	—	114,000	—	—	114,000
Benefit for income taxes	—	—	—	506,000	506,000

Net income (loss)	$568,000	$1,483,000	$(424,000)	$(2,200,000)	$(573,000)

Additions (reductions) to real estate	—	8,813	1,266	—	10,079
Investment in securities and partnerships	113,499	—	38,541	—	152,040
Deferred tax asset	4,030	—	1,019	—	5,049
Total assets	$115,419,000	$138,674,000	$61,330,000	$25,293,000	$340,716,000

Three months ended March 31, 2000:
Total revenues	$1,268,000	$1,235,000	$1,012,000	$178,000	$3,693,000

Interest	127,000	—	—	3,224,000	3,351,000
Depreciation and amortization	59,000	143,000	160,000	49,000	411,000
General and administrative	—	—	14,000	819,000	833,000
Operating expenses	314,000	222,000	1,039,000	—	1,575,000

Total operating expenses	500,000	365,000	1,213,000	4,092,000	6,170,000

Net operating income (loss)	768,000	870,000	(201,000)	(3,914,000)	(2,477,000)
Real estate sales	1,880,000	—	—	—	1,880,000
Benefit for income taxes	—	—	—	224,000	224,000

Net income (loss)	$2,648,000	$870,000	$(201,000)	$(3,690,000)	$(373,000)

Additions (reductions) to real estate	(19,883)	1,081	—	—	(18,802)
Investment in securities and partnerships	120,005	—	37,272	—	157,277
Deferred tax asset	5,719	—	1,019	—	6,738
Total assets	$130,352,000	$118,288,000	$52,309,000	$18,158,000	$319,107,000

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

    Interest income was $1.3 million in the three months ended March 31, 2001 compared to $0.9 million in the three months ended March 31, 2000, which primarily related to higher average note receivable balances in 2001. In the first quarter of 2001, the average notes receivable balance was $44.0 million compared to an average balance of $28.6 million in the first quarter of 2000.

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

	Three Months Ended March 31,
	2001	2000
Net loss	$(573)	$(373)
Depreciation and amortization (financial statements)	338	411
Proportionate share of depreciation and amortization from equity investments:
PEI	2,032	2,090
Other	133	194
Less depreciation of non-real estate assets	(55)	(49)
Deferred tax expense	(512)	(224)

EBDADT	$1,363	$2,049

Cash flows from
Operating activities	$(2,269)	$(268)
Investing activities	(17,409)	(6,418)
Financing activities	19,283	7,693

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

    The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. The ability to continue to fund its development projects is dependent on the Company's selling of assets, the procurement of equity or joint venture capital, or the ability to raise additional debt. The Company currently has a $40.0 million revolving line of credit due in 2002 with PEI of which $39.8 million was outstanding at March 31, 2001 and a $15.0 million revolving credit facility with Fleet National Bank due in June 2001, of which $13.1 million was outstanding at March 31, 2001. In April 2001, the Company borrowed an additional $6.0 million from an individual with interest at 12.5%. Proceeds from this note were used to fund certain development projects and pay-down the line of credit. This note is due in April 2002. The Company expects to repay the short-term debt from asset sales or debt refinancing.

    The Company has two significant projects currently under development, it's hospitality located in Daniel's Head, Bermuda and its retail project in Newport, Kentucky. The project in Bermuda is scheduled to open in May 2001. The estimated remaining capital requirement on the project is less than $1.0 million. The Company anticipates meeting this capital requirement through borrowings from its $15.0 million facility, which had $13.1 million outstanding at March 31, 2001. The Company anticipates that the remaining required equity in its project in Kentucky will be funded by a construction loan which the Company has a commitment from a Bank. The Company may have to stop construction should the Bank decide not to fund the construction loan. The Company has other projects in various stages of pre-development. The total costs of these projects is not known, as their nature, size and certainty are either not yet known or still need to be approved by the Company or various regulatory bodies. The Company spends approximately $0.3 million per month to fund these costs. The Company anticipates continuing to meet these costs both in the short and long terms, from available amounts on its credit facilities and from asset sales. Should the Company not have available funds for these costs, it may postpone further expenditures until funds are available. The Company intends to fund eventual construction costs on these projects through debt, other investors, and through future asset sales. Should the Company not secure the capital when needed for these projects, the Company may sell or delay the projects.

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

Certain Cautionary Statements

    Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, leverage including short term obligations, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as amended.

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

QuickLinks

EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF LOSS (in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXCEL LEGACY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES