Form 10-K405/A
period 2000-12-31
EXCEL LEGACY CORP
filed 2001-07-31
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 3
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
/ /	Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-23503

EXCEL LEGACY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	33-0781747 (I.R.S. Employer Identification Number)

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

    Excel Legacy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended, is hereby amended and restated as follows.

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

  •
  developing mixed-use entertainment projects that have the potential for substantial capital gains but which may take several years to fully develop,

  •
  investing in securities of real estate related operating companies where significant influence may be exerted to enhance the value of the companies,

  •
  investing in properties requiring significant restructuring or redevelopment to create substantial value, such as changing the use, tenant mix or focus of a property, and

  •
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

    Development—The Company may from time to time undertake, directly or through joint venture financing, long-term, development projects that have the potential for substantial gains but which may take three to five years or more to fully develop, with particular emphasis on mixed-use retail entertainment projects. To the extent the Company provides joint venture financing, the developer will often bear a portion of the economic risks associated with the construction, development and initial lease of properties. Under this financing method, the Company may enter into an equity joint venture or make a participating subordinated loan to the developer wherein the Company would receive a stated preferred return together with a share of the development profits.

    Operating Real Estate Companies—The Company may invest in retail, residential, hotel and other types of operating companies and manage properties owned by such companies in which it has an equity or debt investment. These investments may be subject to existing debt financing and any such financing will have a priority over the equity interests of the Company.

    Restructuring and Redevelopment in Order to Create Substantial Value—The Company may from time to time engage in selective restructuring and development activities such as changing the use, tenant mix or focus of a property, as opportunities arise and when justified by expected returns. The Company believes that appropriate, well-located properties which are currently underperforming can be acquired on advantageous terms and repositioned through such selective restructuring and development activities with the expectation of achieving enhanced returns that are greater than returns which could be achieved by acquiring a stabilized property.

    Investment in Real Estate Mortgages—While the Company will emphasize equity real estate investment in properties and the restructure and redevelopment of real estate properties, the Company may invest in mortgages and other types of real estate interests. The Company may invest in first or junior mortgages that may or may not be insured by a governmental agency. The Company also may invest in participating or convertible mortgages if the Company concludes that it may benefit from the cash flow and/or any appreciation in the value of the property. Such mortgages may be similar to equity participations. In addition, the Company may make mortgage loans or participate in such loans.

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

    PEI—The eight largest tenants in the PEI portfolio accounted for approximately 45% of its total Gross Leasable Area ("GLA") and approximately 53% of its total annualized revenues as of December 31, 2000. The table below presents certain information about these tenants (dollars in thousands):

Tenant	Number of Leases	Area Under Lease (sq. ft.)	Percent of GLA Under Lease	Annual Minimum Rent	Percent of Total Annual Minimum Rent
Costco	4	618,192	15.8%	$8,484.7	18.7%
The Sports Authority	7	298,217	7.6%	3,720.4	8.2%
The Home Depot	2	214,173	5.5%	2,775.2	6.1%
AT&T Wireless	1	156,576	4.0%	2,415.7	5.3%
Kmart	1	110,054	2.8%	2,027.2	4.5%
Marshall's	2	87,968	2.2%	1,889.5	4.2%
Borders Books and Music	2	62,999	1.6%	1,655.7	3.7%
Lowe's	2	230,659	5.9%	1,207.8	2.7%

	21	1,778,838	45.4%	$24,176.2	53.4%

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

    PEI also has a 50% interest in three joint ventures which own retail properties in Fresno, CA, Westminster, CO and Bend, OR. Below is a summary of the PEI properties, excluding the joint venture investments:

	Leases in Effect as of December 31, 2000
Commercial Properties	Number Of Tenants	Gross Leasable Area (sq. ft.) (000's)	Percent Leased	Annual Minimum Rent (1) ($000's)
Westbury, NY	8	398.6	100%	$7,765.0
Pentagon City, VA	9	336.8	100%	6,928.6
Wayne, NJ (2)	5	343.9	93%	4,368.7
Philadelphia, PA	22	308.7	98%	3,085.6
Sacramento/Bradshaw, CA	1	156.6	100%	2,415.7
Roseville, CA	19	188.5	100%	2,415.3
Signal Hill, CA	13	154.8	97%	2,335.7
Seekonk, MA	12	213.9	98%	1,954.2
Glen Burnie, MD	10	154.6	87%	1,699.8
San Diego, CA (3)	3	443.2	100%	1,661.7
San Diego/Rancho San Diego, CA	19	98.4	97%	1,198.9
Scottsdale, AZ	22	68.0	79%	1,072.3
San Diego/Carmel Mountain, CA	7	35.0	100%	941.7
Inglewood, CA	1	119.9	100%	926.6
Moorestown, NJ (4)	3	177.1	37%	738.0
Northridge, CA	2	22.0	100%	734.0
New Britain, CT	1	112.4	100%	671.1
Middletown, OH	1	126.4	100%	650.0
San Juan Capistrano, CA	6	56.4	100%	610.8
Terre Haute, IN	1	104.3	100%	557.8
Smithtown, NY	1	55.6	100%	500.7
Hampton, VA	2	45.6	100%	452.4
San Diego/Rancho Bernardo, CA	1	82.5	100%	450.0
Redwood City, CA	2	49.4	100%	418.8
Tucson, AZ	11	40.1	100%	408.1
Denver/Aurora, CO	1	7.3	100%	164.3
San Diego/Southeast, CA	2	8.9	100%	150.4
Chula Vista/Rancho del Rey, CA	1	6.7	100%	75.0
Temecula, CA (5)	—	—	—	—

Total Commercial Properties	186	3,915.6	95%	$45,351.2

(1)
Annual Base Rent does not include percentage rents, expense reimbursements, revenue from month to month leases, or rents expiring in 2001.

(2)
Includes 23,000 sq. ft. of vacant storage space.

(3)
Self storage is also located at these properties.

(4)
Consists of leased land.

(5)
Future shopping center development consisting of 47.5 acres purchased in July 1999.

Self Storage Properties	Gross Leaseable Area (sq. ft.) (000's)	Percent Leased
San Diego/Murphy Canyon, CA	250.8	99%
San Diego, CA (1)	89.6	99%
Azusa, CA	84.3	99%
Solana Beach, CA (2)	238.0	91%
San Diego/Pacific Beach, CA (3)	—	—

Total Self Storage Properties	662.7	96%

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
(6)
Property under development.
(7)
Property is owned by a Nova Scotia company of which the Company holds a 55% ownership interest.

Debt Secured by Properties

    The following table summarizes outstanding PEI debt secured by properties as of December 31, 2000:

Lender	Property	Interest Rate	Maturity Date	Balance	Balance due at Maturity
				($000's)	($000's)
GMAC Commercial Mortgage(1)(5)	Westbury, NY; Signal Hill, CA; Philadelphia, PA; Wayne, NJ; and Roseville, CA	7.88% (2)	6/28/04	$121,375	$121,375
Kieg Financial Corporation	Scottsdale, AZ	8.13%	2/1/06	1,983	1,087
American General Realty Advisors	Terre Haute, IN	8.75%	6/1/03	3,529	3,323
Fifth third Real Estate Capital	Middletown, OH	7.63%	2/1/14	3,596	-
GMAC Commercial Mortgage (3)	San Diego/Murphy Canyon, CA	9.00%	7/1/04	8,765	8,437
Rose Canyon Business Park (4)(5)	San Diego/Rancho Bernardo, CA	4.43%	12/8/04	11,500	11,500

(1)
No prepayment on loan is allowed prior to July 2002.
(2)
Interest based on LIBOR plus 98 basis points. Monthly payments are interest only.
(3)
No prepayment on loan is allowed prior to July 2001.
(4)
Capital lease arrangement whereby lease may be paid in full upon six month notice.
(5)
Monthly payments are interest only.

    The following table summarizes outstanding debt secured by the Company's properties as of December 31, 2000:

Lender	Property	Interest Rate		Maturity Date	Balance	Balance due at Maturity
					($000's)	($000's)
A.L. Rist and Margaret R. Rist	Anaheim, CA	6.00%		9/28/02	$6,312	$6,312
San Diego National Bank	Coto de Caza, CA	9.50%	(1)	11/21/01	708	690
Firstar Bank	Newport, KY	10.00%	(2)	3/31/01	2,106	2,106
Bank of Butterfield & Sons Limited	Daniel's Head, Bermuda	10.07%	(3)	7/1/10	5,000	5,000

(1)
Interest based on Prime.
(2)
Interest based on Prime plus 0.5%
(3)
Interest based on the Bermuda dollar Base Rate plus 3.0%.

ITEM 3. LEGAL PROCEEDINGS

    On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against the Company in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by the Company and Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Geyser alleges that the Company breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Geyser also alleges that the Company misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. The Company believes the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from the Company in negotiations with Geyser which were underway prior to its filing. The Company intends to vigorously defend the lawsuit. The Company also intends to prosecute a cross-complaint against Geyser for breach of contract, negligence, fraud in the inducement, fraudulent concealment, breach of fiduciary duty, abuse of process, and possibly other related claims. There have been no motions or other proceedings in the case as of this date.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected data should be read in conjunction with the Company's financial statements and accompanying notes located elsewhere in this Form 10-K and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,		Five Months Ended December 31,	Period from Inception (November 17, 1997) to July 31,
Selected Statement of Operations Data	2000	1999	1998	1998
(in thousands except per share data)	(Restated)
Total revenue	$18,497	$25,917	$15,010	$8,145
Total operating expenses	(43,378)	(25,436)	(13,754)	(5,267)
Gain (loss) from real estate sales and write-off of real estate related costs	8,715	(1,765)	—	—

Net income (loss) before income taxes	(16,166)	(1,284)	1,256	2,878
Benefit (provision) of income taxes	1,167	507	(535)	(1,143)

Net income (loss)	$(14,999)	$(777)	$721	$1,735

Net income (loss) per share:
Basic	$(0.36)	$(0.02)	$0.02	$0.11
Diluted	$(0.36)	$(0.02)	$0.01	$0.07
Weighted average number of shares:
Basic	41,847	33,985	33,458	15,842
Diluted	41,847	33,985	54,768	25,984
Other Data
Earnings before depreciation, amortization and deferred taxes ("EBDADT")	$(5,781)	$3,674	$2,712	$2,994
Earnings before interest, income taxes, depreciation and amortization ("EBITDA")	$(3,744)	$9,933	$5,819	$5,453
Cash flows from
Operating activities	$(296)	$79	$(4,045)	$3,385
Investing activities	(5,101)	(13,658)	(8,681)	(116,751)
Financing activities	5,099	13,959	2,622	124,857
	As of December 31,			As of July 31,
Selected Balance Sheet Data	2000	1999	1998	1998
(in thousands)	(Restated)
Net real estate	$96,133	$102,191	$190,878	$175,756
Total assets	308,369	328,153	261,296	246,916
Mortgages and notes payable	112,389	137,806	90,986	72,714
Stockholders' equity	178,383	180,039	166,640	165,919

    Summary Selected Financial Data of PEI—As previously discussed, the Company acquired approximately 91.3% of the PEI common stock in November 1999. The Company does not, however, consolidate the accounts of PEI in its financial statements. The following selected historical financial data of PEI should be read in conjunction with the PEI Form 10-K separately filed with the Securities and Exchange Commission.

	Year Ended December 31,				Four Months Ended December 31,		Year Ended August 31,
	2000	1999	1998	1997	1997	1996	1997	1996
Selected Income Statement Data
Rental revenues	$70,771	$66,667	$62,485	$56,067	$18,170	$18,941	$56,838	$56,221
Operating income	41,847	35,143	31,393	23,289	9,045	8,178	22,422	5,829
Income from continuing operations	34,292	32,671	29,429	29,003	17,508	7,590	19,085	8,340
Discontinued operations	—	—	—	(1,625)	—	(3,235)	(4,860)	(8,250)
Net income	34,292	32,671	29,429	27,378	17,508	4,355	14,225	90
Net income (loss) per share
from continuing operations — basic	.07	(.05)	.97	1.23	.74	.33	.82	.36
Cash dividends per share
Preferred share	1.40	1.40	.35	—	—	—	—	—
Common share	—	—	1.05	1.25	.35	.30	1.20	—
	As of December 31,			As of August 31,
	2000	1999	1998	1997	1997	1996
Selected Balance Sheet Data
Real estate assets, net	$545,800	$550,869	$418,507	$353,056	$337,139	$337,098
Total assets	662,405	562,558	457,352	408,478	403,757	540,325
Stockholders' equity	463,109	461,260	344,811	406,624	396,476	532,899

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

    Provision for investment impairment was $19.0 million in the year ended December 31, 2000 due to the write down of its investment in Mace Security International, Inc. ("MACE") due to an impairment considered other than temporary. The impairment was recorded based on MACE's closing stock price at December 29, 2000 of $0.906 per share. Based upon the Company's review of its investment in MACE, the Company determined that an other than temporary impairment in its investment in MACE occurred in the fourth quarter of 2000. The factors considered were the fact that certain pending transactions had not materialized as expected by December 31, 2000, the duration and extent that the market value of the security had been less than cost and other information the Company was aware of.

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

    Provision for income taxes was a benefit of $1.2 million in the year ended December 31, 2000 compared to a benefit of $0.5 million in the year ended December 31, 1999 related to a loss before taxes of $16.2 million and a loss of $1.3 million, respectively.

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

	Year Ended December 31,
	2000	1999
	(Restated)
Net income	$(14,999)	$(777)
Depreciation and amortization (financial statements)	1,562	3,220
Proportionate share of depreciation and amortization from equity investments:
PEI	8,726	992
Other	696	121
Less depreciation of non-real estate assets	(211)	(83)
Deferred tax (benefit) expense	(1,555)	201

EBDADT	$(5,781)	$3,674

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

    In October 1999, the Company completed the sale of Millennia's assets to American Wash Services, Inc. ("AWS"), in exchange for 3,500,000 shares of common stock of MACE, the parent of AWS, a warrant to acquire an additional 62,500 shares of MACE common stock at an exercise price of $4.00 per share, and the assumption by AWS of certain liabilities of Millennia. In conjunction with this transaction, Millennia had assigned the operations of its assets to AWS effective April 1, 1999, and thus did not receive cash flow from operations after April 1, 1999. In addition, Millennia acquired 250,000 common shares of MACE through a private placement at $2.00 per share and 250,000 common shares of US Plastic Lumber Corporation ("USPL") at $4.00 per share. The MACE and USPL common shares are subject to certain restrictions and not currently available for sale.

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

    The Company's limited operating history makes it difficult to evaluate its business — The Company was incorporated in November 1997 and became an independent business in March 1998 after Excel completed a spin-off of its business. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. You must consider the Company's prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in the real estate industry.

    The Company's (including PEI's) tenants may face financial difficulties and be unable to pay rent which may, in turn, cause financial difficulties — The Company's financial position may be materially harmed if any of its or PEI's major tenants, including The Sports Authority, or any other significant tenant experiences financial difficulties, such as a bankruptcy, insolvency or general downturn in the business of the tenant. In addition, any failure or delay by any of the Company or PEI's tenants to make rent payments could impair its financial condition and materially harm the Company's business. Although failure on the part of a tenant to materially comply with the terms of a lease, including failure to pay rent, would give the Company the right to terminate the lease, repossess the property and enforce the payment obligations under the lease, the Company would then be required to find another tenant to lease the property. The Company may not be able to enforce the payment obligations against the defaulting tenant, find another tenant or, if another tenant were found, that the Company would be able to enter into a new lease on favorable terms.

    The Company may face significant competition from developers, owners and operators of real estate properties which may inhibit the success of its business — The Company competes in the acquisition of real estate properties with over 200 publicly-traded REITs as well as other public and private real estate investment entities, including financial institutions such as mortgage banks and pension funds, and other institutional investors, as well as individuals. Competition from these entities may impair the Company's financial condition and materially harm its business by reducing the number of suitable investment opportunities offered to the Company and increasing the bargaining power of prospective sellers of property, which often increases the price necessary to purchase a property. Many of the Company's competitors in the real estate sector are significantly larger than the Company and may have greater financial resources and more experienced managers than the Company.

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

    The Company's financial performance depends on regional economic conditions since many of its properties and investments are located in Arizona and California — Of the Company's properties and real estate related investments, five are located in two states: three in Arizona and two in California. Additionally, 16 of PEI properties are located in California and two in Arizona. Concentrating a significant number of properties and real estate related investments in these states may expose the Company to greater economic risks than if the properties and real estate related investments were located in several geographic regions. The Company's revenue from, and the value of, the properties and investments located in these states may be affected by a number of factors, including local real estate conditions, such as an oversupply of or reduced demand for real estate properties, and the local economic climate. High unemployment, business downsizing, industry slowdowns, changing demographics, and other factors may adversely impact any of these local economic climates. A general downturn in the economy or real estate conditions in Arizona or California could impair the Company's financial condition and materially harm its business. Further, due to the relatively high cost of real estate in the southwestern United States, the real estate market in that region may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. The Company does not have any limitations or targets for the concentration of the geographic location of its properties and, accordingly, the risks associated with this geographic concentration will increase if the Company continues to acquire properties in Arizona and California.

    The Company's substantial leverage may be difficult to service and could adversely affect its business — As of December 31, 2000, the Company had outstanding borrowings of approximately $36.8 million under its credit facilities, with total borrowing capacity of $55.0 million, and additional mortgage and note debt of approximately $75.6 million. This debt of $112.4 million represented approximately 35% of the Company's total assets at December 31, 2000. The Company is and will continue to be exposed to the risks normally associated with debt financing which may materially harm its business, including the following:

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

    The Company has incurred additional debt to facilitate the exchange offer collateralized by the PEI common stock and a default on that debt could result in the Company's loss of PEI — To facilitate the exchange offer, the Sol and Helen Price Trust made a five-year loan to the Company in the principal amount of $27.4 million. The Company used the proceeds of the loan to satisfy a portion of its monetary obligations under the exchange offer. In 2000, the Company converted $18.1 million of this note payable into 5.1 million shares of common stock. The Company's Senior Notes and Convertible Debentures are secured by certain of the Company's shares of PEI common stock. To the extent the Company is unable to meet its obligations under the terms of the Senior Notes and Convertible Debentures, the debt holders will have the right to take ownership of this PEI common stock.

    The Company may not realize the expected benefits from the exchange offer making its future financial performance uncertain—The Company entered into the exchange offer with the expectation that the transaction would result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements, tax advantages and other synergies. If these benefits and synergies are not realized, the Company's financial performance and the performance of PEI could be adversely impacted.

    The Company faces risks associated with its equity investments in and with third parties because of its lack of control over the underlying real estate assets—As part of the Company's growth strategy, it may invest in shares of REITs or other entities that invest in real estate assets. In these cases, the Company will be relying on the assets, investments and management of the REIT or other entity in which it is investing. These entities and their properties will be exposed to the risks normally associated with the ownership and operation of real estate.

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

    Rising interest rates may adversely affect the Company's cash flow—As of December 31, 2000, the Company owed approximately $112.4 million under its credit facility, mortgage debt, and other notes of which $43.6 million bore interest at variable rates. Variable rate debt creates higher debt payments if market interest rates increase. The Company may incur additional debt in the future that also bears interest at variable rates. Higher debt payments as a result of an increase in interest rates could adversely affect the Company's cash flow, cause it to default under some debt obligations or agreements, and materially harm its business.

    Because the Company does not have a policy placing a limit on the amount of debt that it may incur, the Company's future borrowings could be significant and may adversely affect its cash flow and results of operations—The Company does not have a policy limiting the amount of debt that it may incur. Accordingly, the Company's management and board of directors have discretion to increase the amount of the Company's outstanding debt at any time. The Company could incur higher levels of debt, resulting in an increase in its total debt payments, which could adversely affect its cash flow and materially harm its business. In addition, if the Company increases the amount of its debt it may increase the risk of the Company's default on all of its debt, including the Company's Debentures and Senior Notes.

    The Company could incur significant costs and expenses related to environmental problems—Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. Although the Company is not aware of any necessary environmental remediation or other environmental liability on its portfolio of properties, these laws often impose liability without regard to whether the owner or operator of the property was responsible for or even knew of the presence of the hazardous substances. The presence of or failure to properly remediate hazardous or toxic substances may impair the Company's ability to rent, sell or borrow against a property. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. Other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As an owner and operator of property and as a potential arranger for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of these costs and expenses could impair the Company's financial condition and materially harm its business.

    The Company could face significant costs of compliance if it is considered an investment company under the Investment Company Act—The Company is not currently registered as an investment company under the Investment Company Act of 1940, because its management believes that the Company either is not within the definition of investment company under the Investment Company Act or, alternatively, excluded from regulation under the Investment Company Act by an exemption. If the Company is deemed to be an investment company under the Investment Company Act and fails to qualify for an exemption, it would be unable to conduct its business as currently conducted, which could materially harm its business. In the future, the Company intends to conduct its operations in order to avoid registration under the Investment Company Act. Therefore, the assets that the Company may acquire or sell may be limited by the regulations of the Investment Company Act.

    The costs of compliance with the Americans With Disabilities Act could adversely affect the Company's business—Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet federal requirements relating to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could involve removal of structural barriers from disabled persons' entrances on the Company's (and PEI's) properties. Other federal, state and local laws may require modifications to or restrict further renovations of the Company's properties to provide for these accesses. Although the Company believes that its properties are substantially in compliance with present requirements, noncompliance with the Americans with Disabilities Act or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against the Company. If the Company incurs these costs and expenses, its financial condition could be impaired.

    Certain anti-takeover provisions could prevent an acquisition of the Company's business at a premium price—Some of the provisions of the Company's certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of its business at a premium price and could make removal of its management more difficult. These provisions could reduce the opportunities for the Company's stockholders to participate in tender offers, including tender offers that are priced above the then current market price of its common stock. The Company's certificate of incorporation permits its board of directors to issue shares of preferred stock in one or more series without stockholder approval. The preferred stock may be issued quickly with terms that delay or prevent a change in control of the Company's business. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of its common stock.

    Protections for PEI's preferred stockholders limit PEI's common stockholders' ability to control PEI and receive dividends—The Company has agreed to protections for the holders of the PEI preferred stock which limit the control over PEI by its common stockholders and the dividends payable to PEI's common stockholders. The holders of the PEI preferred stock are entitled to elect a majority of PEI's board of directors and to have one designee on the Company's board of directors, until:

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

    Directors and executive officers own a large percentage of the Company's voting stock and could exert significant influence over matters requiring stockholder approval—As of December 31, 2000, the Company's executive officers and directors and their affiliates beneficially owned approximately 12% of its outstanding common stock. As a result, these stockholders will continue to significantly influence the Company's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of its assets. In addition, this significant ownership could discourage acquisition of the common stock by some potential investors and could have an anti-takeover effect.

    The Board of Directors may make changes to the Company's policies without stockholder approval—The investment, financing, borrowing and distribution policies of the Company and its policies with respect to all other activities, growth, debt, capitalization, and operations, are determined by the Company's Board of Directors. Although it has no present intention to do so, the Board of Directors may amend or revise these policies at any time and from time to time at its discretion without a vote of the stockholders of the Company. A change in these policies could adversely affect the Company's financial condition and results of operations.

    The loss of key personnel could harm the Company's business—Given the early stage of development of the Company's business, it depends to a large extent on the performance of its senior management team and other key employees for strategic business direction and real estate experience. If the Company lost the service of any members of its senior management or other key employees, it could materially harm its business. The Company has not obtained key-man life insurance for any of its senior management or other key employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    During the year ended December 31, 2000, the Company wrote down its investment in Mace Security International, Inc. ("MACE") from its book value of $22.4 million to a fair value of $3.4 million, based on the closing stock price of $0.906 at December 29, 2000. Other than its investment in MACE, the Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. The Company owns 3,750,000 common shares of MACE and 250,000 common shares of U.S. Plastic Lumber Corp. ("USPL") whose market value is dependent on the trading prices of the respective security.

    At December 31, 2000, the Company had debts totaling $3.6 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.5 million, based on the outstanding balance at December 31, 2000. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

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

	Expected Maturity Date (dollar amounts in thousands)
	2001	2002	2003	2004	2005	Thereafter or	Total	Fair Value
Notes receivable, including notes from affiliates	$8,060	—	$26,475	$5,935	—	—	$40,470	$40,400
Average interest rate	11.70%	—	12.00%	12.00%	—	—	11.94%
Mortgages and notes payable	$14,995	$31,579	—	$60,645	—	$5,000	$112,219	$112,200
Average interest rate	10.05%	10.02%	—	9.16%	—	10.07%	9.48%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements required by this item appear with Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

    The table below indicates the name, position with Legacy and ages of the directors, executive officers and other key employees of Legacy.

Name	Age	Position with Legacy
Gary B. Sabin	47	Chairman, President and Chief Executive Officer
Richard B. Muir	45	Director, Executive Vice President, Chief Operating Officer and Secretary
Kelly D. Burt	43	Director and Executive Vice President — Development
Jack McGrory	51	Director
Richard J. Nordlund	56	Director
Robert E. Parsons, Jr.	45	Director
Robert S. Talbott	47	Director
John H. Wilmot	58	Director
Graham R. Bullick, Ph.D.	50	Senior Vice President—Capital Markets
Mark T. Burton	40	Senior Vice President—Acquisitions
S. Eric Ottesen	45	Senior Vice President, General Counsel and Assistant Secretary
James Y. Nakagawa	35	Chief Financial Officer
Emmett R. Albergotti	58	Senior Vice President—Retail Development
William J. Hamilton	43	Senior Vice President—Self Storage
William J. Stone	57	Senior Vice President—Retail Development
John A. Visconsi	56	Senior Vice President—Leasing/Asset Management

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

    Kelly D. Burt has served as Executive Vice President -Development of Legacy since May 1998 and in the same position with PEI since November 1999. From 1992 to May 1998, Mr. Burt served as President and founder of TenantFirst, a real estate development company in San Diego, California that was acquired by Legacy in May 1998. From 1984 to 1992, Mr. Burt was an Industrial/Office Partner at the San Diego division of Trammell Crow Company, a real estate development company headquartered in Dallas, Texas.

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

    Annual Stock Grants.  Annual stock grants include annual stock grants of the Legacy common stock to employees based on contributions to Legacy and individual job performance.

Compensation for the Chairman and Chief Executive Officer

    During 2000, the Chief Executive Officer, Mr. Gary B. Sabin, received a base salary of $300,000 and a bonus of $60,000. With respect to long-term incentives during 2000, Mr. Sabin was awarded options to purchase 40,000 shares of Legacy common stock in his capacity as Chairman and Chief Executive Officer. All of such options are immediately exercisable and 30,000 have an exercise price of $3.50 per share and 10,000 have an exercise price of $2.875 per share. Legacy's compensation committee reviewed Legacy's actual performance in 2000 and determined that most of Legacy's goals and objectives were accomplished and, in some instances, exceeded. Mr. Sabin's bonus and his award of stock options took into consideration his performance and contribution to achieving Legacy's objectives in 2000.

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

Summary Compensation Table

						Long-term Compensation Awards
		Fiscal Year Compensation
						Number of Securities Underlying Options
Name	Fiscal Year						All Other Compensation(1)
		Salary		Bonus
Gary B. Sabin	2000	$300,000		$60,000	(2)	40,000	$9,138
Chairman, President and	1999	249,574	(3)	125,000	(4)	243,000	3,633
Chief Executive Officer	Transition	76,295	(5)	—		—
Richard B. Muir	2000	200,000		$40,000	(2)	37,000	12,183
Executive Vice President, Chief	1999	164,840	(6)	100,000	(4)	171,000	5,628
Operating Officer and Secretary	Transition	46,498	(5)	—		—	—
William J. Hamilton	2000	150,000		98,408		-	10,440
Senior Vice President—Self	1999	—	(7)	—		100,000	375
Storage	Transition	—	(7)	—		—	—
Mark T. Burton	2000	150,000		$80,000	(2)	30,000	12,222
Senior Vice President—	1999	117,138	(8)	100,000	(4)	120,000	3,633
Acquisitions	Transition	25,632	(5)	—		—	—
Kelly D. Burt	2000	150,000		$30,000	(2)	46,000	17,436
Executive Vice President—	1999	150,000		35,000	(9)	140,000	14,677
Development	Transition	62,500		25,000		—	—

(1)
All other compensation consists of medical and dental benefits, life insurance, long-term disability insurance and Legacy's matching 401(k) contributions and, in the case of Mr. Burt, a car allowance.

(2)
The bonuses represent amounts awarded by the compensation committee related to 2000 payable prior to May 31, 2001.

(3)
Since May 1, 1999, Mr. Sabin has been paid his annual salary by Legacy pursuant to Mr. Sabin's employment agreement with Legacy under which Mr. Sabin receives an annual base salary of $300,000. Mr. Sabin received $200,000 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Sabin's debt to Legacy, which was incurred for the purchase of Legacy common stock. The remaining $49,574 was paid by Legacy to New Plan Excel under an administrative services agreement between New Plan Excel and Legacy, which was terminated in April 1999.

(4)
The bonuses were paid in the form of cancellation of a portion of each individual's debt to Legacy, which was incurred for the purchase of Legacy common stock. In 2000, the compensation committee amended the debt repayment program, where the debt is to be cancelled over five years through 2005.

(5)
These amounts were paid to New Plan Excel by Legacy under an administrative services agreement.

(6)
Since May 1, 1999, Mr. Muir has been paid his annual salary by Legacy pursuant to Mr. Muir's employment agreement with Legacy under which Mr. Muir receives an annual base salary of $200,000. Mr. Muir received $133,333 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Muir's debt to Legacy, which was incurred for the purchase of Legacy common stock. The remaining $31,507 was paid by Legacy to New Plan Excel under an administrative services agreement.

(7)
Mr. Hamilton began his employment with Legacy in January 1, 2000. Prior to January 1, 2000, Mr. Hamilton was employed by PEI.

(8)
Since May 1, 1999, Mr. Burton has been paid his annual salary by Legacy pursuant to Mr. Burton's employment agreement with Legacy under which Mr. Burton receives an annual base salary of $150,000. Mr. Burton received $100,000 in 1999 under his employment agreement in the form of cancellation of a portion of Mr. Burton's debt to Legacy, which was incurred for the purchase of Legacy common stock. The remaining $17,138 was paid by Legacy to New Plan Excel under an administrative services agreement.

(9)
Mr. Burt's bonus for 1999 was paid in shares of Legacy common stock.

    The following table sets forth certain summary information concerning individual grants of stock options made during 2000 to each of Legacy's named executive officers.

Option Grants in 2000

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
			% of Total Options Granted to Employees in 2000
	Number of Securities Underlying Options Granted
Name				Exercise or Base Price Per Share	Expiration Date
						10%	5%
Gary B. Sabin	30,000		11.5%	$3.500	02/18/10	$66,034	$167,343
	10,000	(2)	—	$2.875	06/07/10	$18,081	$45,820
Richard B. Muir	27,000		10.4%	$3.500	02/18/10	$59,431	$150,609
	10,000	(2)	—	$2.875	06/07/10	$18,081	$45,820
William J. Hamilton	—		—	—	—	—	—
Mark T. Burton	30,000		11.5%	$3.500	02/18/10	$66,034	$167,343
Kelly D. Burt	36,000		13.8%	$3.500	02/18/10	$79,241	$200,812
	10,000	(2)	—	$2.875	06/07/10	$18,081	$45,820

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

Aggregated Option Exercises in 2000
and Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at Year-End —	Value of Unexercised In-the-Money Options at Year-End(1) —
	Exercisable	Exercisable
Gary B. Sabin	43,000	—
Richard B. Muir	40,000	—
William J. Hamilton	—	—
Mark T. Burton	30,000	—
Kelly D. Burt	69,000	—

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

    In 2000, Legacy issued options to acquire an aggregate of 128,500 shares of Legacy common stock to its officers, other employees and directors under Legacy's stock option plan. Of such shares, 80,000 are immediately exercisable and have an exercise price of $2.875 and 48,500 are immediately exercisable and have an exercise price of $3.50.

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

    Legacy has also entered into an employment agreement with Mr. Burt. This agreement has a term of 36 months commencing May 1, 1998. At the end of the term, and on each anniversary date thereafter, the employment period will automatically be extended for one additional year unless either party gives notice at least six months before such anniversary. The agreement provides for an annual base salary of $150,000 and a maximum bonus of up to 100% of his annual base salary based upon, among other things, the performance of Legacy. The agreement also provided for the issuance to Mr. Burt in April 1998 of options to purchase 300,000 shares of Legacy common stock, half of which have an exercise price of $5.00 per share and half of which have an exercise price of $10.00 per share. In the event Legacy terminates Mr. Burt without cause, Mr. Burt shall receive a severance payment in an amount equal to 150% of his highest compensation paid under the agreement during any employment year, or if greater, the amount he would have received had he been employed for the entire 36 month term of the agreement.

    The following table provides the name, position and annual base salary of each of the executive officers named in the Summary Compensation Table who has entered into an employment agreement with Legacy:

Name	Position	Annual Base Salary
Gary B. Sabin	President and Chief Executive Officer	$300,000
Richard B. Muir	Executive Vice President, Chief Operating Officer and Secretary	$200,000
William J. Hamilton	Senior Vice President-Self Storage	$150,000
Mark T. Burton	Senior Vice President-Acquisitions	$150,000
Kelly D. Burt	Executive Vice President-Development	$150,000

PERFORMANCE GRAPH

    The following performance graph compares the performance of the Legacy common stock to the S&P 500 Index and to an index average of Legacy's peer group, composed of comparable publicly-traded companies in the real estate business, in each case for the period commencing March 31, 1998 through December 31, 2000. Such peer group includes: Crescent Operating, Inc., Forest City Enterprises, Inc. and Wellsford Real Properties, Inc. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at March 31, 1998 and that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

(3)
Longleaf Partners Realty Fund's business address is c/o Southeastern Asset Management, Inc., 6410 Poplar Avenue, 9th Floor, Memphis, Tennessee 38119.

(4)
The Price Group LLC's business address is 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.

(5)
Includes shares of Legacy common stock held by EIC, of which Gary Sabin is the controlling stockholder.

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

Name and Position	Largest Aggregate Amount Outstanding During 2000	Aggregate Amount Outstanding as of April 11, 2001	Shares held as Collateral
Gary B. Sabin Chairman, President and Chief Executive Officer	$4,185,895	$4,247,740	1,525,348
Richard B. Muir Executive Vice President, Chief Operating Officer and Secretary	1,401,463	1,422,078	512,119
Graham R. Bullick, Ph.D. Senior Vice President — Capital Markets	1,407,297	1,427,912	459,018
S. Eric Ottesen Senior Vice President, General Counsel and Assistant Secretary	1,407,297	1,427,912	462,906
Mark T. Burton Senior Vice President — Acquisitions	1,407,297	1,427,912	514,534

    In September 2000, Legacy entered into agreements with certain officers to assume $5.1 million in personal debt obligations of the officers in exchange for their rights in 2,050,000 shares of Legacy common stock. The effective price of the transaction was $2.50 per share, tied to the market price on the day of the transaction. The officer debts were entered into in connection with their original share purchase. By assuming these third-party debts, Legacy also obtained a first lien on all remaining shares currently held by the officers, which will serve as security for the officers' notes to Legacy. Legacy paid $4.3 million of the above personal debt in October 2000, upon which Legacy recorded 1,710,000 shares as repurchased.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Financial Statement Schedules:

Page
(1)	Report of Independent Accountants		F-1
(2)	Financial Statements
	(i)	Consolidated Balance Sheets December 31, 2000 and 1999	F-2
	(ii)	Consolidated Statements of Income (Loss) Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-3
	(iii)	Consolidated Statements of Changes In Stockholders' Equity Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-4
	(iv)	Consolidated Statements of Cash Flows Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-5
	(v)	Notes to Consolidated Financial Statements	F-6
(3)	Financial Statement Schedules
	(i)	Schedule II; Valuation and Qualifying Accounts Years Ended December 31, 2000, December 31, 1999, Five Months Ended December 31, 1998 and the Period from Inception (November 17, 1997) to July 31, 1998	F-22
	(ii)	Schedule III; Real Estate and Accumulated Depreciation; December 31, 2000	F-23

    The separate financial statements of the Company's unconsolidated, significant subsidiary, PEI, are incorporated by reference to PEI's annual report filed on Form 10-K for the year ended December 31, 2000 (File No. 0-20449).

  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2000:

      The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

  (c)
  Exhibit Index

2.1	(1)	Distribution Agreement, dated as of March 31, 1998, by and among Excel Realty Trust, Inc., Excel Legacy Corporation and ERT Development Corporation.
3.1	(2)	Amended and Restated Certificate of Incorporation of Excel Legacy Corporation.
3.2	(2)	Amended and Restated Bylaws of Excel Legacy Corporation.
4.1	(3)	Form of Common Stock Certificate.
4.2	(4)	Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 9.0% Convertible Redeemable Subordinated Secured Debentures due 2004, including form of Debenture and form of Pledge Agreement.
4.3	(4)	Indenture, dated as of November 5, 1999, between Excel Legacy Corporation and Norwest Bank Minnesota, National Association, for 10.0% Senior Redeemable Secured Notes due 2004, including form of Note and form of Pledge Agreement.
10.1	(12)	1998 Stock Option Plan of Excel Legacy Corporation.

10.2	(1)	Purchase Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.
10.3	(1)	Registration Rights Agreement, dated as of March 31, 1998, by and among Excel Legacy Corporation and the purchasers named therein.
10.4	(1)	Form of Indemnity Agreement between Excel Legacy Corporation and its directors and executive officers.
10.5	(5)	Operating Agreement dated as of October 9, 1998 of Grand Tusayan, LLC, a Delaware limited liability company, as amended.
10.6	(5)	First Amended and Restated Operating Agreement dated as of July 27, 1998 of Millennia Car Wash, LLC, a Delaware limited liability company.
10.7	(5)	First Amended and Restated Operating Agreement dated as of July 29, 1998 of Newport on the Levee, LLC, a Delaware limited liability company.
10.8	(6)	Real Estate and Asset Purchase Agreement, dated March 23, 1999, by and among American Wash Services, Inc., Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, Inc.
10.9	(6)	Amendment No. 1 to Real Estate and Asset Purchase Agreement, dated March 30, 1999, by and among American Wash Services, Inc., Millennia Car Wash, LLC, Excel Legacy Corporation and G II Ventures, Inc.
10.10	(7)	Agreement, dated May 12, 1999, as amended, between Excel Legacy Corporation and the other individuals and entities listed on the signature pages thereto.
10.11	(7)	Agreement, dated June 2, 1999, as amended, between Excel Legacy Corporation and Price Enterprises, Inc..
10.12	(8)	Letter dated June 2, 1999 from Excel Legacy Corporation to Price Enterprises, Inc. regarding the status of Price Enterprises, Inc. as a REIT.
10.13	(4)	Note Purchase Agreement, dated as of October 6, 1999, between Excel Legacy Corporation and The Sol and Helen Price Trust, including form of Secured Promissory Note and form of Pledge Agreement.
10.14	(9)	Purchase and Sale Agreement and Escrow Instructions, dated as of August 2, 1999, by and between Excel Legacy Corporation and Wal Mart Real Estate Business Trust.
10.15	(10)	Employment Contract, dated as of May 1, 1998, by and between Excel Legacy Corporation and Kelly D. Burt, an individual.
10.16	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Gary B. Sabin, an individual.
10.17	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Richard B. Muir, an individual.
10.18	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Graham R. Bullick, an individual.
10.19	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and S. Eric Ottesen, an individual.
10.20	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and John Visconsi, an individual.
10.21	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and James Y. Nakagawa, an individual.

10.22	(10)	Employment Contract, dated as of July 1, 1999, by and between Excel Legacy Corporation and Mark T. Burton, an individual.
10.23	(11)	Form of Stock Purchase Agreement dated as of September 25, 2000, by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.
10.24	(11)	Form of Loan Assumption Agreement dated as of September 25, 2000 by and between Excel Legacy Corporation and each of Richard B. Muir, Graham R. Bullick, S. Eric Ottesen and Mark T. Burton.
10.25	(11)	Amended and Restated Revolving Credit Agreement dated as of October 16, 2000 by and among Excel Legacy Corporation and Fleet National Bank.
10.26	(11)	First Amended and Restated Promissory Note and Revolving Line of Credit dated September 27, 2000, by and among Excel Legacy Corporation and Price Enterprises, Inc..
21.1	*	Subsidiaries of Excel Legacy Corporation.
23.1	**	Consent of PricewaterhouseCoopers LLP.
23.2	**	Consent of Ernst & Young LLP.

*
Previously filed.
**
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

EXCEL LEGACY CORPORATION
DATE: July 26, 2001	By:	/s/ GARY B. SABIN Gary B. Sabin President and Chief Executive Officer (Principal Executive Officer)
DATE: July 26, 2001	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Chief Financial Officer (Principal Financial and Accounting Officer)

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

    As discussed in paragraph 3 of Note 1 to the consolidated financial statements, the 2000 financial statements have been restated to reflect a non-cash charge related to the Company's investment in Mace Security International, Inc.

/s/ PricewaterhouseCoopers LLP
San Diego, California

February 22, 2001, except for paragraph 3 of Note 1, as to which the date is July 26, 2001

F–1

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2000	1999
	(Restated)
ASSETS
Real estate:
Land	$16,877	$27,099
Buildings	26,878	47,664
Construction in progress	51,835	27,380
Leasehold interest	2,351	2,351
Accumulated depreciation	(1,808)	(2,303)

Net real estate	96,133	102,191
Cash	1,469	1,767
Accounts receivable, less allowance for bad debts of $32 and $55 in 2000 and 1999, respectively	812	739
Notes receivable	40,470	28,380
Investment in securities	116,853	136,570
Investment in partnerships	14,855	18,341
Interest receivable	12,875	8,929
Pre-development costs	9,780	16,783
Other assets	7,807	7,938
Deferred tax asset	7,315	6,515

	$308,369	$328,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$49,061	$70,661
Convertible debentures	33,240	33,243
Senior notes	18,067	18,067
Mortgages payable	12,021	15,835
Accounts payable and accrued liabilities	15,130	9,188
Other liabilities	1,364	151

Total liabilities	128,883	147,145

Commitments and contingencies
Minority interests	1,103	969

Stockholders' equity:
Series B Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 and 21,281,000 shares issued and outstanding in 2000 and 1999, respectively	—	213
Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and 36,835,921 shares issued and outstanding in 2000 and 1999, respectively	615	368
Additional paid-in capital	201,471	187,699
Accumulated other comprehensive (loss) income, net of tax	(695)	922
Retained earnings	(13,320)	1,679
Notes receivable from affiliates for common shares	(9,688)	(10,842)

Total stockholders' equity	178,383	180,039

	$308,369	$328,153

The accompanying notes are an integral part of the financial statements.

F–2

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,			Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
	(Restated)
Revenues
Operating income	$7,842	$11,426	$7,670	$1,732
Partnership and other income	2,564	1,006	252	—
Interest income	4,246	3,937	1,573	1,996
Rental income	3,845	9,548	5,515	4,417

Total revenue	18,497	25,917	15,010	8,145

Operating expenses:
Provision for investment impairment	18,993	—	—	—
Interest	10,860	7,997	2,645	1,518
Other operating expenses	6,322	6,305	4,904	879
Property operating expenses	2,856	1,816	1,646	915
General and administrative	2,785	6,098	2,641	898
Depreciation and amortization	1,562	3,220	1,918	1,057

Total operating expenses	43,378	25,436	13,754	5,267

Net operating (loss) income	(24,881)	481	1,256	2,878
Net gain from real estate sales and write-off of real estate related costs	8,715	(1,765)	—	—

(Loss) income before income taxes	(16,166)	(1,284)	1,256	2,878
Benefit (provision) for income taxes	1,167	507	(535)	(1,143)

Net (loss) income	$(14,999)	$(777)	$721	$1,735

Basic net (loss) income per common share	$(0.36)	$(0.02)	$0.02	$0.11

Diluted net (loss) income per common share	$(0.36)	$(0.02)	$0.01	$0.07

The accompanying notes are an integral part of the financial statements.

F–3

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except number of shares)

	Preferred Stock		Common Stock
					Additional Paid-in Capital		Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
	Number	Amount	Number	Amount
Balance at inception	—	$—	—	$—	$		$—	$—	$—	$—
Issuance of preferred stock	21,281,000	213	—	—		106,192	—	—	—	106,405
Issuance of common stock	—	—	33,457,804	335		70,831	—	—	—	71,166
Issuance of notes receivable from officers for common shares	—	—	—	—		—	—	—	(10,872)	(10,872)
Issuance costs	—	—	—	—		(2,515)	—	—	—	(2,515)
Net income	—	—	—	—		—	—	1,735	—	1,735

Balance at July 31, 1998	21,281,000	213	33,457,804	335		174,508	—	1,735	(10,872)	165,919
Net income	—	—	—	—		—	—	721	—	721

Balance at December 31, 1998	21,281,000	213	33,457,804	335		174,508	—	2,456	(10,872)	166,640
Issuance of common stock	—	—	3,378,117	33		13,479	—	—	—	13,512
Issuance costs	—	—	—	—		(288)	—	—	—	(288)
Repayment of loans	—	—	—	—		—	—	—	30	30
Comprehensive income:
Net loss	—	—	—	—		—	—	(777)	—	(777)
Unrealized gain on marketable securities, net of tax	—	—	—	—		—	922	—	—	922

Total comprehensive income										145

Balance at December 31, 1999	21,281,000	213	36,835,921	368		187,699	922	1,679	(10,842)	180,039
Conversion of notes payable to common stock	—	—	5,100,544	51		17,952	—	—	—	18,003
Conversion of preferred stock to common stock	(21,281,000)	(213)	21,281,000	213		—	—	—	—	—
Issuance of common shares	—	—	35,333	—		102	—	—	—	102
Repurchase common shares	—	—	(1,711,949)	(17)		(4,282)	—	—	—	(4,299)
Repayment of notes to affiliates	—	—	—	—		—	—	—	1,154	1,154
Comprehensive income:
Net loss	—	—	—	—		—	—	(14,999)	—	(14,999)
Unrealized loss on marketable securities, net of tax	—	—	—	—		—	(1,617)	—	—	(1,617)

Total comprehensive loss										(16,616)

Balance at December 31, 2000 (Restated)	—	$—	61,540,849	$615		$201,471	$(695)	$(13,320)	$(9,688)	$178,383

The accompanying notes are all integral part
of the financial statements

F–4

	Year Ended December 31,			Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(14,999)	$(777)	$721	$1,735
Adjustments to reconcile net income to net cash provided by operations:
Provision for investment impairment	18,993	—	—	—
(Gain) loss from real estate sales net of write-off of real estate related costs	(8,715)	1,765	—	—
Depreciation and amortization	1,562	3,220	1,918	1,057
Earnings from equity investments	(893)	(163)	—	—
Minority interest in income of partnerships	134	123	(7)	—
Change in accounts receivable and other assets	(4,687)	(10,212)	(2,195)	(6,334)
Change in accounts payable and other liabilities	8,309	6,123	(4,482)	6,927

Net cash (used in) provided by operating activities	(296)	79	(4,045)	3,385

Cash flows from investing activities:
Proceeds from real estate sales	39,977	63,031	—	—
Real estate acquired and construction costs paid	(32,860)	(21,287)	(1,489)	(98,951)
Pre-development costs paid	(3,614)	(5,755)	(6,907)	(6,662)
Investment in partnerships	3,486	(10,828)	(285)	(11,138)
Acquisition of Price Enterprises, Inc	—	(33,643)	—	—
Notes receivable issued	(12,090)	(5,176)	—	—

Net cash used in investing activities	(5,101)	(13,658)	(8,681)	(116,751)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	—	106,405
Proceeds from issuance of common stock	—	13,512	—	11,104
Issuance costs paid	—	(288)	—	(2,515)
Shares repurchased	(4,197)	—	—	—
Principal payments of notes and mortgages	(49,100)	(38,129)	(1,378)	(72,504)
Borrowings from issuance of notes payable	58,396	38,864	4,000	82,367

Net cash provided by financing activities	5,099	13,959	2,622	124,857

Net (decrease) increase in cash	(298)	380	(10,104)	11,491
Cash at the beginning of the period	1,767	1,387	11,491	—

Cash at the end of the period	$1,469	$1,767	$1,387	$11,491

The accompanying notes are an integral part
of the financial statement

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

  Restatement of Financial Results

    The Company restated the financial statements as of and for the year ended December 31, 2000 to reflect a non-cash charge of $19.0 million related to an impairment of its equity method investment in Mace Security International, Inc. ("MACE") which is considered other than temporary. This impairment was recorded based on MACE's closing stock price at December 29, 2000 of $0.906 per share, compared to the carrying value of the investment. A tax benefit of $2.8 million was also recorded related to the impairment of the investment.

Year ended December 31, 2000:

(in thousands)	As previously reported	As restated
Net operating loss	$(5,888)	$(24,881)
Income (loss) before income taxes	2,827	(16,166)
(Provision) benefit for income taxes	(1,611)	1,167
Net income (loss)	1,216	(14,999)
Net income (loss) per share:
Basic	$0.03	$(0.36)
Diluted	$0.02	$(0.36)
As of December 31, 2000:
Total Assets	$324,584	$308,369
Total liabilities	128,883	128,883
Total stockholders' equity	194,598	178,383

  Change in Fiscal Year

    In 1998 the Company's Board of Directors adopted a fiscal year-end of December 31, beginning with a five month transition period ending on December 31, 1998. The Company's previous fiscal year-end was July 31.

F–6

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

  Investment in Securities

    The Company reviews its investments in securities for possible impairment whenever the market value of the securities fall below cost and, in the opinion of the Company, such decline represents an other than temporary impairment. Factors considered in this review include:

  •
  Duration and extent, as well as reasons for which the market value has been less than cost.

  •
  Financial condition and near-term prospects of the investee, which includes consideration of proposed transactions known through Board of Directors participation.

  •
  The ability and intent of the Company to retain its investment for a period of time to allow for a recovery in market value.

    When an other than temporary impairment loss on an individual investment is considered to have occurred, the cost basis of the security is written down, and the charge is recorded in earnings.

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

F–7

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

F–8

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

F–9

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

	Year Ended December 31,
	1999 (actual)	1999 (pro forma)	1998 (actual)	1998 (pro forma)
Total revenue	$25,917	$27,767	$23,155	$24,326
Operating expenses, excluding interest	(17,439)	(17,439)	(14,858)	(14,858)
Interest expense	(7,997)	(14,710)	(4,163)	(10,876)
Net gain on real estate sales	(1,765)	(1,765)	—	—
Income taxes	507	1,678	(1,678)	—

Net (loss) income	$(777)	$(4,469)	$2,456	$(1,408)

Net income per share
Basic	$(0.02)	$(0.13)	$0.10	$(0.06)

Diluted	$(0.02)	$(0.13)	$0.06	$(0.06)

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

F–10

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

    Based upon the Company's review of its investment in MACE, the Company determined that an other than temporary impairment in its investment in MACE occurred in the fourth quarter of 2000. The factors considered were the fact that certain pending transactions had not materialized as expected by December 31, 2000, the duration and extent that the market value of the security had been less than cost and other information the Company was aware of.

    As noted in footnote 1, the Company restated the financial statements as of and for the year ended December 31, 2000 to reflect a non-cash charge of approximately $19.0 million to its investment in MACE due to an impairment considered other than temporary. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

	December 31,
Investment in USPL (in thousands):
	2000	1999
Cost	$1,000	$1,000
Unrealized (loss) gain	(695)	922

Fair value	$305	$1,922

F–11

5.  Real Estate:

    The Company sold the following properties in 2000:

Location	Sold Date	Sales Price (000's)	Mortgage Transferred (000's)
Middletown, OH (1)	2/00	$6,709	$3,726
Terre Haute, IN (1)	2/00	5,762	3,598
San Diego/Rancho Bernardo, CA (1) (2)	2/00	12,381	7,381
San Diego/4-S Ranch, CA	5/00	6,130	—
Scottsdale Galleria, AZ	7/00	28,750	—
Scottsdale City Center, AZ (1)	10/00	9,663	2,006
Telluride, CO	12/00	2,550	—

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

F–12

7.  Notes and Mortgages Payable:

  Notes payable

    The Company had the following notes payable outstanding at December 31, 2000 and December 31, 1999 (amounts in thousands):

	December 31,
	2000	1999
Revolving $15.0 million credit facility bearing interest at Libor plus 3.75% (10.3% at December 31, 2000) due June 30, 2001. The facility is secured by some of the Company's PEI common shares	$11,481	$—
Revolving $40.0 million unsecured line of credit facility with PEI bearing interest at Libor plus 3.75% (10.3% at December 31, 2000) to 12.50% due December 2002	25,377	—
Note payable to The Sol and Helen Price Trust bearing interest at Libor plus 1.50% (8.1% at December 31, 2000) due November 2004. The note is secured by some of the Company's PEI common shares (Note 9)	9,347	27,347
Note payable to an individual bearing interest at Prime plus 2% repaid in October 2000	—	5,000
Note payable outstanding on a $4.7 million facility related to Newport on the Levee, LLC, bearing interest at Prime plus 0.5% (10% at December 31, 2000), due March 2001	2,106	—
Revolving $35.0 million secured credit facility bearing interest at Libor plus 3.75% repaid in July 2000	—	32,103
Other	750	6,211

Total	$49,061	$70,661

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

F–13

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

$112,389

F–14

8.  Income Taxes:

    At December 31, 2000, the Company had a net deferred tax asset of $7.3 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

	Federal	State
Year ended December 31, 2000 (Restated):
Current payable	$126	$262
Deferred tax benefit	(1,878)	(65)

(Benefit) provision for income taxes	$(1,752)	$197

Year ended December 31, 1999:
Current (benefit) payable	$(743)	$25
Deferred tax expense (benefit)	221	(10)

(Benefit) provision for income taxes	$(522)	$15

Five months ended December 31, 1998:
Current payable	$312	$107
Deferred tax expense	82	34

Provision for income taxes	$394	$141

Period from inceptions to July 31, 1998:
Current payable	$727	$207
Deferred tax expense	163	46

Provision for income taxes	$890	$253

    The significant components of activities that gave rise to deferred tax assets and liabilities included on the balance sheet were as follows (in thousands):

	December 31,
	2000	1999
	(Restated)
Impairment of real estate investments	$2,579	$2,395
Impairment in securities	2,778	—
Assets acquired from the Spin-off (Note 2)	702	4,487
NOL carryforwards	2,442	—
Other	219	—
Deferred gain on equity investments	(1,405)	(367)

Net deferred tax assets	$7,315	$6,515

    A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate for the years ended December 31, 2000, December 31, 1999, the five months ended December 31, 1998 and the period from inception to December 31, 1998 is as follows:

	2000	1999	1998	1997
	(Restated)
Statutory rate	34%	34%	34%	34%
State and local	(27)%	6%	8%	6%

Effective rate	7%	40%	42%	40%

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

F–16

    The options vest over five years and expire at various dates through June 2010. All of the options were issued to directors, officers or affiliates of the Company. At December 31, 2000, options of 631,880 were available for granting under the Option Plan. In January 2001, 4,049,000 options with an average price of $6.82 were cancelled at the option of the respective holders.

    SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company. Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) in the year ended December 31, 2000 would have been decreased by $558,000 from $(14,999,000) ($(0.36) per share—basic and diluted) to a net loss of $(15,557,000) ($(0.37) per share—basic and diluted). The Company's net loss in the year ended December 31, 1999 would have been increased by $3,225,000 from $777,000 ($0.02 per share—basic, and $0.01 per share—diluted) to a net loss of $4,002,000 ($0.12 per share—basic, and $0.07 per share—diluted). For the five months ended December 31, 1998, the net income would have been decreased by $50,000 from $721,000 ($0.02 per share—basic, and $0.01 per share—diluted) to $671,000 ($0.02 per share—basic, and $0.01 per share—diluted). For the period from inception (November 17, 1997) to July 31, 1998, net income reduced by $5,705,000 from $1,735,000 ($0.11 per share—basic, and $0.07 per share diluted) to a net loss of $3,970,000 ($0.25 per share—basic, and $0.15 per share—diluted).

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

F–17

10. Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,		Five Months Ended December 31,	Inception (November 17, 1997) to July 31,
Basic EPS
	2000	1999	1998	1998
	(Restated)
Numerator:
Net (loss) income	$(14,999)	$(777)	$721	$1,735

Denominator:
Weighted average common shares outstanding	41,847	33,985	33,458	15,842

Earnings Per Share	$(0.36)	$(0.02)	$0.02	$0.11

Diluted EPS
Numerator:
Net (loss) income	$(14,999)	$(777)	$721	$1,735

Denominator:
Weighted average common shares outstanding	41,847	33,985	33,458	15,842
Effect of diluted securities:
Preferred B shares	19,706	21,281	21,281	10,142
Common stock options	—	4	29	—
Deduct diluted securities for net loss	(19,706)	(21,285)	—	—

	41,847	33,985	54,768	25,984

Earnings Per Share	$(0.36)	$(0.02)	$0.01	$0.07

11. Financial Instruments and Credit Risk:

    Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. From time to time, the Company's cash balances with any one institution may exceed Federal Deposit Insurance limits. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2000 and 1999. However, considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheets at December 31, 2000 and 1999 approximates the fair values for cash, accounts receivable and payable, notes receivable, mortgage debt and notes payable, and that the market value of its real estate held for sale exceeds the carrying value. During the year ended December 31, 2000, the Company wrote down its investment in Mace Security International, Inc. ("MACE") from its book value of $22.4 million to a fair value of $3.4 million, based on the closing stock price of $0.906 at December 29, 2000.

F–18

12. Statement of Cash Flows—Supplemental Disclosure:

	Year Ended December 31,		Five Months Ended December 31,	Inception (November 17, 1997) to July 31,
Diluted EPS
	2000	1999	1998	1998
Supplemental disclosure:
Cash paid for interest	$7.7 million	$5.6 million	$2.2 million	$1.6 million
Net cash paid for income taxes	0.2 million	0.3 million	1.5 million	—

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

F–19

13. Segment Reporting:

    The Company's primary business segments consist of the Commercial Property Unit, the Development Unit, and the Investment Unit. The Commercial Property Unit manages Company held operating properties and includes its investment in PEI. The Development Unit develops real estate projects and the Business Unit pursues and invests in public and private real estate-related companies and/or their securities. Certain revenues and expenses such as general and administrative not specifically incurred by specific segments, and corporate income taxes have been grouped with "General and Administrative" for presentation purposes. (in thousands)

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Year ended December 31, 2000: (Restated)
Total revenues	$2,725	$6,153	$7,637	$1,982	$18,497

Interest	220	5	1	10,634	10,860
Depreciation and amortization	149	423	779	211	1,562
General and administrative	—	—	—	2,785	2,785
Operating expenses	1,500	927	6,751	—	9,178

Total operating expenses	1,869	1,355	7,531	13,630	24,385

Net operating income (loss)	856	4,798	106	(11,648)	(5,888)
Investment impairment	—	—	(18,993)	—	(18,993)
Real estate sales	1,872	6,843	—	—	8,715
Provision for income taxes	—	—	2,637	(1,470)	1,167

Net income	$2,728	$11,641	$(16,250)	$(13,118)	$(14,999)

Additions (reductions) to real estate	(29,788)	16,934	6,300	—	(6,554)
Investment in securities and partnerships	113,151	—	18,557	—	131,708
Deferred tax asset	3515	—	3,800	—	7,315
Total assets	$114,973	$126,973	$42,861	$23,562	$308,369

Year ended December 31, 1999:
Total revenues	$8,441	$4,903	$10,358	$2,215	$25,917

Interest	3,681	—	419	3,897	7,997
Depreciation and amortization	1,309	571	1,255	85	3,220
General and administrative	—	—	2,016	4,082	6,098
Operating expenses	465	1,162	6,494	—	8,121

Total operating expenses	5,455	1,733	10,184	8,064	25,436

Net operating income	2,986	3,170	174	(5,849)	481
Real estate sales	3,497	(7,324)	2,062	—	(1,765)
Provision for income taxes	—	—	—	507	507

Net income	$6,483	$(4,154)	$2,236	$(5,342)	$(777)

Additions (reductions) to real estate	(73,837)	17,595	(32,649)	—	(88,891)
Investment in securities and partnerships	120,070	—	34,841	—	154,911
Deferred tax asset	(104)	5,600	1,019	—	6,515
Total assets	$151,109	$86,304	$48,303	$42,437	$328,153

Five months ended December 31, 1998:
Total revenues	$4,749	$1,891	$7,690	$680	$15,010
Interest	2,215	—	348	82	2,645

Depreciation and amortization	782	238	852	46	1,918
General and administrative	—	—	1,705	936	2,641
Operating expenses	365	1,133	5,052	—	6,550

Total operating expenses	3,362	1,371	7,957	1064	13,754

Net operating income	1,387	520	(267)	(384)	1,256
Provision for income taxes	—	—	—	(535)	(535)

Net income	$1,387	$520	$(267)	$(919)	$721

Additions to real estate	—	379	16,365	—	16,744
Investment in securities and partnerships	—	—	11,423	—	11,423
Deferred tax asset	603	5,600	—	—	6,203
Total assets	$99,170	$68,497	$55,902	$37,727	$261,296

Period from inception (November 17, 1997) to July 31, 1998:
Total revenues	$3,835	$1,652	$2,063	$595	$8,145

Interest	1,444	—	—	74	1,518
Depreciation and amortization	656	174	122	105	1,057
General and administrative	—	—	354	544	898
Operating expenses	165	753	876	—	1,794

Total operating expenses	2,265	927	1,352	723	5,267

Net operating income	1,570	725	711	(128)	2,878
Provision for income taxes	—	—	—	(1143)	(1,143)

Net income	$1,570	$725	$711	$(1271)	$1,735

Additions to real estate	105,287	28,521	42,886	—	176,694
Investment in securities and partnerships	—	—	11,138	—	11,138
Deferred tax asset	720	5,600	—	—	6,320
Total assets	$100,529	$69,377	$38,240	$38,770	$246,916

F–20

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

F–21

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

	Year Ended December 31,			Period from Inception (November 17, 1997) to July 31, 1998
			Five Months Ended December 31, 1998
	2000	1999
401(k) Plan Costs incurred	$142,000	$87,000	$15,000	$—

16. Selected Quarterly Financial Data (unaudited):

    Summarized quarterly financial data is as follows (in thousands except per share amounts):

	Total Revenues	Net Income (Loss)	Net Income (Loss) Per Share– Basic	Net Income (Loss) Per Share– Diluted
Year ended December 31, 2000 (Restated)
Quarter ended March 31,	$3,693	$(373)	$(0.01)	$(0.01)
Quarter ended June 30,	5,235	(244)	$(0.01)	$(0.01)
Quarter ended September 30,	5,896	3,150	$0.08	$0.05
Quarter ended December 31,	3,673	(17,532)	$(0.26)	$(0.26)
Year ended December 31, 1999
Quarter ended March 31,	$9,217	$174	$0.01	$0.00
Quarter ended June 30,	6,216	512	$0.02	$0.01
Quarter ended September 30,	5,426	335	$0.01	$0.01
Quarter ended December 31,	5,058	(1,798)	$(0.05)	$(0.05)

F–22

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Expense	Written Off	Balance at End of Period
Allowance for bad debts:
Year ended December 31, 2000	$55	$20	$(43)	$32

Year ended December 31, 1999	$34	$97	$(76)	$55

Five months ended December 31, 1998	$14	$20	$—	$34

Period from inception (November 17, 1997) to July 31, 1998	$—	$16	$2	$14

Investment in Partnerships(1):
Year ended December 31, 2000	$6,012	$—	$—	$6,012

Year ended December 31, 1999	$—	$6,012	$—	$6,012

Five months ended December 31, 1998	$—	$—	$—	$—

Period from inception (November 17, 1997) to July 31, 1998	$—	$—	$—	$—

(1)
Relates to the Company's investment in Entercitement, LLC.

F–23

EXCEL LEGACY CORPORATION AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(in thousands)

				Net Cost Capitalized (Sold) Subsequent to Acquisition		Gross amount at which carried at close of period						Life on Which Depreciation in Latest Income Statements is Computed
		Initial Cost
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(a)	Accumulated Depreciation	Date of Construction	Date Acquired
Scottsdale Towers Land Scottsdale, AZ	$—	$3,971	$—	$(428)	$—	$3,543	$—	$3,543	$—	—	1998	—
Brio Restaurant Scottsdale, AZ	—	563	1,046	—	—	563	1,046	1,609	73	1975	1998	40 years
Grand Hotel Tusayan, AZ	(1)	—	11,898	—	139	—	12,037	12,037	1,092	1998	1998	40 years
Pointe Anaheim Anaheim, CA	6,312	7,871	—	—	923	7,871	923	8,794	—	(2)	1998, 2000	—
Residential Property Coto de Caza, CA	708	316	586	—	—	316	586	902	2	2000	2000	40 years
Desert Fashion Plaza Palm Springs, CA	—	3,816	9,772	—	2,514	3,816	12,286	16,102	641	1967	1998	40 years
Land Yosemite, CA	—	600	—	168	—	768	—	768	—	—	1998	—
Danile's Head Bermuda	5,000	—	—	—	14,190	—	14,190	14,190	—	(2)	1998	—
Newport on the Levee Newport, KY(2)(3)	2,106	—	16,225	—	21,420	—	37,645	37,645	—	—	1998	—

	$14,126	$17,137	$39,527	$(260)	$39,186	$16,877	$78,713	$95,590	$1,808

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

F–24

EXCEL LEGACY CORPORATION AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(in thousands)

(a)
Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2000	Year Ended December 31, 1999	Five Months Ended December 31, 1998	Period from Inception (November 17, 1997) to July 31, 1998
Balance at beginning of period:	$102,143	$191,033	$174,344	$—
Acquisitions:	8,773	2,956	15,200	173,209
Improvements and other additions:	40,843	25,409	1,489	1,135
Cost of property sold/contributed to partnerships:	(56,169)	(117,255)	—	—

Balance at the end of the period:	$95,590	$102,143	$191,033	$174,344

Total cost for federal income tax purposes at the end of each period:	$95,590	$114,274	$207,421	$190,732

(b)
Reconciliation of accumulated depreciation is as follows:

	Year Ended December 31, 2000	Year Ended December 31, 1999	Five Months Ended December 31, 1998	Period from Inception (November 17, 1997) to July 31, 1998
Balance at beginning of period:	$2,303	$2,506	$939	$—
Depreciation expense:	1,562	2,382	1,567	939
Property sold/contributed to partnerships:	(2,057)	(2,585)	—	—

Balance at the end of the period:	$1,808	$2,303	$2,506	$939

F–25

QuickLinks

PART I
PART III
COMPENSATION COMMITTEE REPORT
Summary Compensation Table
Option Grants in 2000
Aggregated Option Exercises in 2000 and Fiscal Year-End Option Values
PERFORMANCE GRAPH
PART IV
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share amounts)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXCEL LEGACY CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2000 (in thousands)
EXCEL LEGACY CORPORATION AND SUBSIDIARIES SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2000 (in thousands)