Form 10-Q/A
period 2001-03-31
EXCEL LEGACY CORP
filed 2001-07-31
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
AMENDMENT NO. 2

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

    Excel Legacy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as amended, is hereby amended and restated as follows.

ITEM 1  FINANCIAL STATEMENTS (UNAUDITED)

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2001	December 31, 2000
	(Restated)
ASSETS
Real estate:
Land	$15,476	$16,877
Buildings	26,539	26,878
Construction in progress	63,654	51,835
Leasehold interest	2,351	2,351
Accumulated depreciation	(1,978)	(1,808)

Net real estate	106,042	96,133
Cash	1,074	1,469
Accounts receivable, less allowance for bad debts of $32 and $32 in 2001 and 2000, respectively	883	812
Notes receivable	45,700	40,470
Investment in securities	117,057	116,853
Investment in partnerships	15,989	14,855
Interest receivable	14,165	12,875
Pre-development costs	9,260	9,780
Other assets	6,504	7,807
Deferred tax asset	7,827	7,315

	$324,501	$308,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$68,347	$49,061
Convertible debentures	33,240	33,240
Senior notes	18,067	18,067
Mortgages payable	12,018	12,021
Accounts payable and accrued liabilities	14,155	15,130
Other liabilities	371	1,364

Total liabilities	146,198	128,883

Commitments and contingencies
Minority interests	595	1,103

Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and 61,540,849 shares issued and outstanding in 2001 and 2000, respectively	615	615
Additional paid-in capital	201,471	201,471
Accumulated other comprehensive loss, net of tax	(797)	(695)
Retained earnings	(13,893)	(13,320)
Notes receivable from affiliates for common shares	(9,688)	(9,688)

Total stockholders' equity	177,708	178,383

	$324,501	$308,369

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

The accompanying notes are an integral part of the financial statements

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except number of shares)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
	Number	Amount	Number	Amount
Three Months Ended March 31, 2001:
Balance at January 1, 2001 (Restated):	—	$—	61,540,849	$615	$201,471	$(695)	$(13,320)	$(9,688)	$178,383
Comprehensive income:
Net loss	—	—	—	—	—	—	(573)	—	(573)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(102)	—	—	(102)

Total comprehensive loss									(675)

Balance at March 31, 2001 (Restated):	—	$—	61,540,849	$615	$201,471	$(797)	$(13,893)	$(9,688)	$177,708

Three Months Ended March 31, 2000:
Balance at January 1, 2000	21,281,000	$213	36,835,921	$368	$187,699	$922	$1,679	$(10,842)	$180,039
Conversion of notes payable to common stock	—	—	5,102,181	51	18,012	—	—	—	18,063
Issuance of common shares	—	—	25,333	1	83	—	—	—	84
Repayment of notes to affiliates	—	—	—	—	—	—	—	1,083	1,083
Comprehensive income:
Net loss	—	—	—	—	—	—	(373)	—	(373)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	391	—	—	391

Total comprehensive incom									18

Balance at March 31, 2000	21,281,000	$213	41,963,435	$420	$205,794	$1,313	$1,306	$(9,759)	$199,287

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

(in thousands)	As previously reported	As restated
As of March 31, 2001:
Total assets	$340,716	$324,501
Total liabilities	146,198	146,198
Total stockholders' equity	193,923	177,708
As of December 31, 2000:
Total assets	$324,584	$308,369
Total liabilities	128,883	128,883
Total stockholders' equity	194,598	178,383

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

  Investment in Securities

    The Company reviews its investments in securities for possible impairment whenever the market value of the securities falls below cost and, in the opinion of the Company, such decline represents an other than temporary impairment. Factors considered in this review include:

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

Balance Sheet	March 31, 2001	Income statement:	Three Months Ended March 31, 2001
Real estate, net of accumulated depreciation	$570,323	Total revenue, including interest income and joint venture income	$19,765
Other assets	112,497	Operating expenses	(4,444)

Total assets	$682,820	General and administrative	(867)

		Interest expense	(3,398)
Notes and mortgages payable	$213,991	Depreciation and amortization	(2,226)
Accounts payable and other liabilities	4,594	Loss on sale of real estate	(91)

	218,585	Net income	8,739
8 3/4% Series A Preferred stock	353,404	Preferred dividends	(8,358)
Other stockholders' equity	110,831

Total liabilities and stockholders' equity	$682,820	Net income available for common shares	$381

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

$131,672

7.  Income Taxes:

    At March 31, 2001, the Company had a net deferred tax asset of $7.8 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

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

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Three months ended March 31, 2001:
Total revenues	$934	$1,613	$1,090	$29	$3,666

Interest	9	16	—	1,974	1,999
Depreciation and amortization	6	65	212	55	338
General and administrative	—	—	2	706	708
Operating expenses	351	163	1,300	—	1,814

Total operating expenses	366	244	1,514	2,735	4,859

Net operating income (loss)	568	1,369	(424)	(2,706)	(1,193)
Real estate sales	—	114	—	—	114
Benefit for income taxes	—	—	—	506	506

Net income (loss)	$568	$1,483	$(424)	$(2,200)	$(573)

Additions (reductions) to real estate	—	8,813	1,266	—	10,079
Investment in securities and partnerships (Restated)	113,499	—	3,558	—	117,057
Deferred tax asset (Restated)	4,030	—	3,797	—	7,827
Total assets (Restated)	$115,419	$138,674	$45,115	$25,293	$324,501

Three months ended March 31, 2000:
Total revenues	$1,268	$1,235	$1,012	$178	$3,693

Interest	127	—	—	3,224	3,351
Depreciation and amortization	59	143	160	49	411
General and administrative	—	—	14	819	833
Operating expenses	314	222	1,039	—	1,575

Total operating expenses	500	365	1,213	4,092	6,170

Net operating income (loss)	768	870	(201)	(3,914)	(2,477)
Real estate sales	1,880	—	—	—	1,880
Benefit for income taxes	—	—	—	224	224

Net income (loss)	$2,648	$870	$(201)	$(3,690)	$(373)

Additions (reductions) to real estate	(19,883)	1,081	—	—	(18,802)
Investment in securities and partnerships	120,005	—	37,272	—	157,277
Deferred tax asset	5,719	—	1,019	—	6,738
Total assets	$130,352	$118,288	$52,309	$18,158	$319,107

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. In addition, the Company owns 3,750,000 common shares of MACE and 250,000 common shares of U.S. Plastic Lumber Corp. ("USPL") whose market value is dependent on the trading prices of the respective security. The Company's investment in MACE common shares has a book value of $3.4 million and a fair value, based upon the closing stock price at March 31, 2001 of $0.688, of $2.6 million. USPL is marked to market each respective reporting period.

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

    The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable:over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at March 31, 2001 approximates fair value.

	Expected Maturity Date (dollar amounts in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$8,060	—	$31,705	$5,935	—	—	$45,701	$45,700
Average interest rate	11.70%	—	12.00%	12.00%	—	—	11.94%
Mortgages and notes payable	$15,185	$50,833	—	$60,654	—	$5,000	$131,672	$131,700
Average interest rate	8.23%	9.20%	—	9.16%	—	8.58%	9.34%

Certain Cautionary Statements

    Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's development activities, leverage including short term obligations, reliance on major tenants, competition, dependence on regional economic conditions, fluctuations in operating results, integration of acquired businesses, costs of regulatory compliance, dependence on senior management, and possible stock price volatility. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

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

  ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF LOSS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES