Form 10-Q
period 2001-06-30
EXCEL LEGACY CORP
filed 2001-08-14
CIK 1050671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 13, 2001 61,540,849

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

INDEX

FORM 10-Q

Page
PART I.FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets: June 30, 2001 December 31, 2000	3
Consolidated Statements of Operations: Three Months Ended June 30, 2001 Three Months Ended June 30, 2000 Six Months Ended June 30, 2001 Six Months Ended June 30, 2000	4
Consolidated Statements of Changes in Stockholders' Equity: Six Months Ended June 30, 2001 Six Months Ended June 30, 2000	5
Consolidated Statements of Cash Flows: Six Months Ended June 30, 2001 Six Months Ended June 30, 2000	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
PART II. OTHER INFORMATION
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Restated)
ASSETS
Real estate:
Land	$15,472	$16,877
Buildings	26,579	26,878
Construction in progress	80,094	51,835
Leasehold interest	2,351	2,351
Accumulated depreciation	(2,220)	(1,808)

Net real estate	122,276	96,133
Cash	2,219	1,469
Accounts receivable, less allowance for bad debts of $32 and $32 in 2001 and 2000, respectively	624	812
Notes receivable	45,700	40,470
Investment in securities	119,556	116,853
Investment in partnerships	15,405	14,855
Interest receivable	15,547	12,875
Pre-development costs	11,086	9,780
Other assets	7,852	7,807
Deferred tax asset	8,437	7,315

	$348,702	$308,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$85,397	$49,061
Convertible debentures	33,240	33,240
Senior notes	18,067	18,067
Mortgages payable	12,014	12,021
Accounts payable and accrued liabilities	20,281	15,130
Other liabilities	364	1,364

Total liabilities	169,363	128,883

Commitments and contingencies
Minority interests	595	1,103

Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 61,540,849 and 61,540,849 shares issued and outstanding in 2001 and 2000, respectively	615	615
Additional paid-in capital	201,471	201,471
Accumulated other comprehensive loss, net of tax	(692)	(695)
Retained earnings	(12,962)	(13,320)
Notes receivable from affiliates for common shares	(9,688)	(9,688)

Total stockholders' equity	178,744	178,383

	$348,702	$308,369

The accompanying notes are an integral part of the financial statements.

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Operating income	$2,587	$2,217	$3,777	$3,255
Partnership and other income	2,396	654	2,722	1,702
Interest income	1,399	881	2,702	1,810
Rental income	964	1,483	1,811	2,161

Total revenue	7,346	5,235	11,012	8,928

Operating expenses:
Interest	2,147	2,982	4,145	6,333
Other operating expenses	2,166	1,460	3,438	2,438
Property operating expenses	490	638	1,034	1,235
Merger related expenses	780	—	780	—
General and administrative	904	999	1,612	1,832
Depreciation and amortization	390	446	728	857

Total operating expenses	6,877	6,525	11,737	12,695

Net operating income (loss)	469	(1,290)	(725)	(3,767)
Net gain from real estate sales	—	983	114	2,863

Income (loss) before income taxes	469	(307)	(611)	(904)
Benefit for income taxes	463	63	969	287

Net income (loss)	$932	$(244)	$358	$(617)

Net income (loss) per common share—basic and diluted	$0.02	$(0.01)	$0.01	$(0.02)

The accompanying notes are an integral part of the financial statements.

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except number of shares)

	Preferred Stock
			Common Stock
	Number				Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Total Retained Earnings	Notes Receivable	Total Stockholders' Equity
		Amount	Number	Amount
Six Months Ended June 30, 2001:
Balance at January 1, 2001	—	$—	61,540,849	$615	$201,471	$(695)	$(13,320)	$(9,688)	$178,383
Comprehensive income:
Net income	—	—	—	—	—	—	358	—	358
Unrealized (loss) gain on marketable securities, net of tax
Three months ended March 31, 2001	—	—	—	—	—	(102)	—	—	(102)
June 30, 2001	—	—	—	—	—	105	—	—	105

Total comprehensive income									3

Balance at June 30, 2001:	—	$—	61,540,849	$615	$201,471	$(692)	$(12,962)	$(9,688)	$178,744

Six Months Ended June 30, 2000:
Balance at January 1, 2000	21,281,000	$213	36,835,921	$368	$187,699	$922	$1,679	$(10,842)	$180,039
Conversion of notes payable to common stock	—	—	5,102,181	51	18,012	—	—	—	18,063
Issuance of common shares	—	—	25,333	1	83	—	—	—	84
Repayment of notes to affiliates	—	—	—	—	—	—	—	1,083	1,083
Comprehensive income:
Net loss	—	—	—	—	—	—	(617)	—	(617)
Unrealized gain (loss) on marketable securities, net of tax
Three months ended March 31, 2000	—	—	—	—	—	391	—	—	391
June 30, 2000	—	—	—	—	—	(1,211)	—	—	(1,211)

Total comprehensive loss									(1,437)

Balance at June 30, 2000	21,281,000	$213	41,963,435	$420	$205,794	$102	$1,062	$(9,759)	$197,832

The accompanying notes are an integral part of the financial statements.

EXCEL LEGACY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$358	$(617)
Adjustments to reconcile net loss to net cash provided by operations:
(Loss) gain from real estate sales	(114)	2,863
Depreciation and amortization	728	857
(Loss) earnings from equity investments	(2,700)	914
Change in accounts receivable and other assets	(3,967)	(3,881)
Change in accounts payable and other liabilities	5,151	6,147

Net cash (used) provided by operating activities	(544)	6,283

Cash flows from investing activities:
Real estate acquired and construction costs paid	(28,467)	(12,619)
Notes receivable issued	(5,230)	(5,202)
Investment in partnerships	(550)	6,398
Proceeds from real estate sales	503	15,894
Net pre-development costs paid	(1,291)	(10,149)

Net cash used in investing activities	(35,035)	(5,678)

Cash flows from financing activities:
Principal payments of notes and mortgages	(5,879)	(15,074)
Borrowings from issuance of notes payable	42,208	14,299

Net cash provided (used) by financing activities	36,329	(775)

Net increase (decrease) in cash	750	(170)
Cash at the beginning of the period	1,469	1,767

Cash at the end of the period	$2,219	$1,597

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

    At June 30, 2001, the Company had $15.9 million of real estate assets under contract for sale. In addition, a partnership in which the Company owns a 50% interest also has land for sale. The Company estimates the fair value of these assets after selling expenses are greater than their carrying value at June 30, 2001. These sales may not be completed due to uncertainties associated with contract negotiations and buyer due diligence contingencies. There were no other significant assets for sale. Assessments as to whether there has been an impairment in the value of real estate assets and related investments held for sale are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.

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

  Management Contracts

    Management contracts are recorded at cost and amortized over a period of seven years. At June 30, 2001, the Company had $1.1 million capitalized related to management contracts acquired when the Company bought TenantFirst, a California corporation, related to the management of eight properties. The properties are not owned by PEI.

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

  Reclassifications

    Certain reclassifications have been made to the consolidated financial statements at December 31, 2000 and for the periods ended June 30, 2000, to conform with the current period's presentation.

  New Pronouncement

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company adopted this standard on January 1, 2001 and has determined that the adoption of SFAS No. 133 does not have a material impact on the Company's financial statements.

    In June 2001, the FASB approved FASB Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." FASB Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB Statement No. 142, which will be adopted by the Company on January 1, 2002 as required, provides for the following: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, and 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually. The company has historically evaluated the realizability of intangible assets annually and amortized them appropriately. The Company is currently evaluating other potential effects implementation of FASB Statement No. 141 and FASB Statement No. 142 may have on its results of operations and financial position.

2. Price Enterprises, Inc.:

    In November 1999, the Company completed an exchange offer of $8.50 per share for any and all common shares of PEI, which is operated as a real estate investment trust. The exchange offer consisted of per share consideration for PEI common stock of $4.25 in cash, $2.75 in principal amount of newly issued 9% Convertible Redeemable Subordinated Secured Debentures of the Company due in 2004 (convertible at any time into the Company's common stock at $5.50 per share) and $1.50 in newly issued 10% Senior Redeemable Secured Notes of the Company due in 2004. Approximately, 12.1 million shares of PEI common stock were tendered representing approximately 91% of the outstanding common stock. Below is summarized financial information as of June 30, 2001 and the quarter then ended for PEI (in thousands):

June 30, 2001
Balance Sheet
Real estate, net of accumulated depreciation	$624,935
Other assets	100,421

Total assets	$725,356

Notes and mortgages payable	$251,813
Accounts payable and other liabilities	4,645
8 3/4% Series A Preferred stock	353,404
Other stockholders' equity	115,494

Total liabilities and stockholders' equity	$725,356

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Income statement:
Total revenue, including interest income and joint venture income	$21,148	$40,913
Operating expenses	(4,771)	(9,215)
General and administrative	(823)	(1,690)
Interest expense	(3,532)	(6,930)
Depreciation and amortization	(2,310)	(4,536)
Gain on sale of real estate	1,250	1,159

Net income	10,962	19,701
Preferred dividends	(8,386)	(16,744)

Net income available for common shares	$2,576	$2,957

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

    The Company accounts for Millennia's investment in MACE under the equity method of accounting and owned approximately 15% of MACE at June 30, 2001. The Company classifies its investment in USPL as available-for-sale and recognizes changes in the fair value of its investment in USPL in other comprehensive income.

Investment in USPL (in thousands):	June 30 2001	December 31 2000
Cost	$1,000	$1,000
Unrealized loss	(692)	(695)

Fair value	$308	$305

4. Real Estate:

    The Company sold a parcel of land during the six months of 2001 for $0.5 million and recorded a net gain of $0.1 million.

    The Company sold the following properties in the first six months of 2000:

Location	Date Sold	Sales Price (000's)	Mortgage Transferred (000's)
Middletown, OH (1)	2/00	$6,709	$3,726
Terre Haute, IN (1)	2/00	5,762	3,598
San Diego/Rancho Bernardo, CA (1) (2)	2/00	12,381	7,381
San Diego/4-S Ranch	5/00	6,130	—

(1)
Property sold to PEI

(2)
Property master leased back to the Company

5. Notes Receivable:

    The Company had $45.7 million in notes receivable outstanding at June 30, 2001 related to various development projects. The notes bear interest at 10% to 12% per annum and are secured by the related projects. The notes mature on various dates between 2001 and the earlier of the sale of the related projects, or 2003 to 2004.

6. Notes and Mortgages Payable:

  Notes Payable

    The Company had the following notes payable outstanding at June 30, 2001 and December 31, 2000 (amounts in thousands):

	June 30, 2001	December 31 2000
Revolving $15.0 million credit facility bearing interest at Libor plus 3.75% (7.6% at June 30, 2001) due September 2001. The facility is secured by some of the Company's PEI common shares.	$12,280	$11,481
Revolving $40.0 million unsecured line of credit facility with PEI bearing interest at Libor plus 3.75% (7.6% at June 30, 2001) to 12.50% due December 2002.	39,782	25,377
Note payable to The Sol and Helen Price Trust bearing interest at Libor plus 1.50% (5.4% at June 30, 2001) due November 2004. The note is secured by some of the Company's PEI common shares.	9,347	9,347
Note payable outstanding on a $12.5 million facility related to Newport on the Levee, LLC, bearing interest at Libor plus 3.25% (7.1% at June 30, 2001), due August 2001.	12,500	—
Note payable bearing interest at 12.50% due April 2002.	6,000	—
Note payable outstanding on a $4.7 million facility related to Newport on the Levee, LLC, bearing interest at Prime plus 0.5% (7.3% at June 30, 2001), due March 2002.	4,738	2,106
Other	750	750

Total	$85,397	$49,061

    The Company has a 65% interest in Newport on the Levee, LLC ("Newport") that is developing an entertainment retail project in Newport, KY. In addition to the $4.7 million note in the above table, the City of Newport has issued two series of public improvement bonds. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. Newport has drawn on $41.1 million of the bonds at June 30, 2001 for construction incurred to date. Newport also has a $46.0 million constructions loan in place, none of which was outstanding as of June 30, 2001. This loan is guaranteed by the Company.

    The Company has a 50% interest in a limited liability company that owns land in Orlando, FL. The land has a total book basis of $17.9 million at June 30, 2001 and mortgage debt of $8.9 million which is guaranteed by the Company.

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

  Mortgages Payable

    The Company had $12.0 million in mortgages payable outstanding at June 30, 2001 secured by real estate. The mortgage debt has an average maturity of 4 years expiring at various dates to 2009. The monthly payment of principal and interest approximates $80,000 bearing an average interest rate of 7.41% at June 30, 2001.

  Maturities

    The principal payments required to be made on mortgages and notes payable over the next five years are as follows (in thousands):

Year Ended December 31,
2001 (remaining six months)	$26,232
2002	56,832
2003	—
2004	60,654
2005	—
Thereafter	5,000

$148,718

7. Income Taxes:

    At June 30, 2001, the Company had a net deferred tax asset of $8.4 million. The deferred tax asset primarily relates to certain assets written-off for book purposes, but not yet deducted for tax purposes. The remaining portion of the deferred asset relates to timing differences in recognizing revenue and expenses for tax purposes through operations of the Company. No valuation allowance has been provided against the deferred tax asset as the Company believes future taxable income is more likely than not. The provision for income taxes consisted of the following (in thousands):

	Federal	State
Six months ended June 30, 2001:
Current payable	$—	$(34)
Deferred tax benefit	827	108

Benefit for income taxes	$827	$142

Six months ended June 30, 2000:
Current payable	$—	$(35)
Deferred tax benefit	301	21

(Benefit) provision for income taxes	$301	$(14)

8. Capital Stock:

  Common Shares

    In March 2000, $18.0 million of notes payable were converted into 5.1 million shares of the Company's common stock.

9. Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic EPS
	2001	2000	2001	2000
Numerator:
Net income (loss)	$932	$(244)	$358	$(617)

Denominator:
Weighted average common shares outstanding	61,541	41,981	61,541	39,409

Earnings Per Share	$0.02	$(0.01)	$0.01	$(0.02)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted EPS
	2001	2000	2001	2000
Numerator:
Net income (loss)	$932	$(244)	$358	$(617)

Denominator:
Weighted average common shares outstanding	61,541	41,981	61,541	39,409
Effect of diluted securities:
Preferred B shares	—	21,281	—	21,281
Common stock options	—	10	—	11
Deduct diluted securities for net loss	—	(21,291)	—	(21,292)

	61,541	41,981	61,541	39,409

Earnings Per Share	$0.02	$(0.01)	$0.01	$(0.02)

10. Statement of Cash Flows—Supplemental Disclosure:

	Six Months Ended June 30,
	2001	2000
Supplemental disclosure:
Cash paid for interest	$3.6 million	$5.5 million
Net cash paid for income taxes	—	0.1 million

  In the six months ended June 30, 2001 the Company:

  •
  Reduced a liability, due to the city of Scottsdale, AZ, of $1.0 million in connection with the sale of a parcel of land

  In the six months ended June 30, 2000 the Company:

  •
  Converted $18.1 million of notes payable into 5.1 million shares of common stock

  •
  Reduced $13.7 million in mortgage debt which was assumed by PEI in conjunction with three properties sold to PEI,

  •
  Assumed $1.5 million in debt in conjunction with real estate construction and acquisitions,

  •
  Reduced notes receivable from certain officers by $1.1 million for salary and bonuses not paid in cash. This amount was included as a general and administrative expense in 1999, and

  •
  Assumed $2.9 million in debt related to the construction of an office building

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

	Commercial Property Unit	Development Unit	Investment Unit	General and Administrative	Total
Three months ended June 30, 2001:
Total revenues	$2,985	$1,807	$2,554	$—	$7,346

Interest	41	13	—	2,093	2,147
Depreciation and amortization	7	69	254	60	390
General and administrative	—	—	—	904	904
Merger related expenses	780	—	—	—	780
Operating expenses	348	196	2,112	—	2,656

Total operating expenses	1,716	278	2,366	3,057	6,877

Net operating income (loss)	1,809	1,529	188	(3,057)	469
Real estate sales	—	—	—	—	—
Benefit for income taxes	—	—	—	463	463
Net income (loss)	$1,809	$1,529	$188	$(2,594)	$932

Additions to real estate	—	15,981	495	—	16,476
Investment in securities and partnerships	127,449	—	7,512	—	134,961
Deferred tax asset	4,640	—	3,797	—	8,437
Total assets	$117,954	$153,917	$42,847	$33,984	$348,702

Three months June 30, 2000:
Total revenues	$639	$2,074	$1,012	$1,510	$5,235

Interest	42	—	—	—	2,982
Depreciation and amortization	38	142	160	106	446
General and administrative	—	—	13	986	999
Merger related expenses	—	—	—	—	—
Operating expenses	267	287	1,044	500	2,098

Total operating expenses	347	429	1,217	1,592	6,525

Net operating income (loss)	292	1,645	(205)	(82)	(1,290)
Real estate sales	(8)	—	—	—	983
Benefit for income taxes	—	—	—	63	63

Net income (loss)	$284	$1,645	$(205)	$(19)	$(244)

Reductions to real estate	—	(551)	—	—	(551)
Investment in securities and partnerships	121,105	—	36,017	—	157,122
Deferred tax asset	5,817	—	1,019	—	6,836
Total assets	$122,514	$86,571	$52,820	$56,500	$318,405

Six months ended June 30, 2001:
Total revenues	$3,920	$3,420	$3,672	$—	$11,012

Interest	51	28	—	4,066	4,145

Depreciation and amortization	13	134	466	115	728
General and administrative	—	—	2	1,610	1,612
Merger related expenses	—	—	—	780	780
Operating expenses	600	358	3,514	—	4,472

Total operating expenses	664	520	3,982	6,571	11,737

Net operating income (loss)	3,256	2,900	(310)	(6,571)	(725)
Real estate sales	—	—	—	—	114
Benefit for income taxes	—	—	—	969	969

Net income (loss)	$3,256	$2,900	$(310)	$(5,602)	$358

Additions to real estate	—	24,794	1,761	—	26,555
Investment in securities and partnerships	127,449	—	7,512	—	134,961
Deferred tax asset	4,640	—	3,797	—	8,437
Total assets	$117,954	$153,917	$42,847	$33,984	$348,702

Six months ended June 30, 2000:
Total revenues	$1,906	$3,309	$3,388	$325	$8,928

Interest	169	—	—	—	6,333
Depreciation and amortization	98	286	370	103	857
General and administrative	—	—	—	1,832	1,832
Merger related expenses	—	—	—	—	—
Operating expenses	560	509	2,525	79	3,673

Total operating expenses	827	795	2,895	2,014	12,695

Net operating income (loss)	1,079	2,514	493	(1,689)	(3,767)
Real estate sales	—	—	—	—	2,863
Benefit for income taxes	—	—	—	287	287

Net income (loss)	$1,079	$2,514	$493	$(1,402)	$(617)

Additions (reductions) to real estate	(19,883)	530	—	—	(19,353)
Investment in securities and partnerships	121,105	—	36,017	—	157,122
Deferred tax asset	5,817	—	1,019	—	6,836
Total assets	$122,514	$86,571	$52,820	$56,500	$318,405

12. Related Party Transactions:

    At June 30, 2001, the Company had $39.8 million payable to PEI on a $40.0 million note. During the second quarter of 2001, the Company recorded $1.1 million and in the six month year-to-date period of 2001 recorded $2.0 million in expense related to this note, of which $1.6 million was capitalized to real estate assets under construction.

    The Company offsets the general and administrative costs with reimbursements received monthly from PEI. During the second quarter of 2001, the Company received $0.8 million and received $1.7 million in the six month year-to-date period of 2001 as reimbursements.

    In February 2001, the Company executed a ground lease with PEI in connection with a development project in Anaheim, CA. The ground lease requires payments of $2.8 million per year and during the second quarter of 2001 the Company capitalized $0.7 million of cost related to this lease, and $1.2 million for the six month year-to-date period of 2001.

    In the first quarter of 2000, three properties were sold to PEI. The Company leases back one of the properties for a quarterly amount of $0.2 million.

    In connection with the sale of common stock to certain affiliates in 1998, the Company issued notes receivable of which $9.7 million was outstanding at June 30, 2001. The notes bear interest at a fixed rate of 7%, and are due in March 2003. The total interest receivable at June 30, 2001 from these notes totaled $2.1 million. The notes have been offset against stockholders' equity on the Company's accompanying Consolidated Balance Sheets.

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

13. Significant Events:

    On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as a wholly-owned subsidiary of PEI. At the effective time of the Merger, each outstanding share of common stock, will be exchanged for 0.6667 of a share of PEI common stock, and each option to purchase shares of common stock will be exchanged for an option to purchase shares of PEI common stock (with the exercise price and number of shares appropriately adjusted to reflect the exchange ratio). Following the Merger, PEI will continue to operate as a real estate investment trust under the name Price Legacy Corporation ("Price Legacy"). The Merger, which is structured to qualify as a tax-free reorganization, is subject to the approval of the stockholders of both PEI and the Company and other customary closing conditions. Through the first six months of 2001, the Company has expensed $0.8 million in merger related costs.

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

    The Merger Agreement obligates PEI to commence an exchange offer in which holders of the Company's outstanding debentures and notes will be offered shares of PEI Series A Preferred Stock in exchange for their debt securities valued at par. The exchange offer is conditioned on, and expected to close concurrently with the Merger. On August 10, 2001, PEI commenced the exchange offer.

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

Results of Operations (Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000)

    Operating income totaled $2.6 million in the three months ended June 30, 2001 compared to $2.2 million in the three months ended June 30, 2000, an increase of $0.4 million. This increase of $0.4 million primarily relates to Daniel's Head Village, a hospitality project in Bermuda, which opened in May 2001.

    Partnership and other income were approximately $2.4 million in the three months ended June 30, 2001 compared to $0.7 million in the three months ended June 30, 2000, an increase of $1.7 million. In 2001, the Company recognized $2.4 million from its investment in PEI compared to $0.2 million in 2000. The increase of $2.2 million primarily relates to properties PEI purchased in the first quarter of 2001 and a gain on the sale of a property sold in the second quarter of 2001. Partially offsetting this increase was income recorded in the second quarter of 2000 of $0.3 million related to a forfeited deposit on a property sale, and $0.2 million from its investment in Winnipeg, Canada.

    Interest income was $1.4 million in the three months ended June 30, 2001 compared to $0.9 million in the three months ended June 30, 2000, which primarily related to higher average note receivable balances in 2001. In the second quarter of 2001, the average notes receivable balance was $45.7 million compared to an average balance of $31.6 million in the second quarter of 2000.

    Rental income was $1.0 million during the three months ended June 30, 2001 compared to $1.5 million in the three months ended June 30, 2000, a decrease of $0.5 million. The change relates to a decrease of $0.2 million from properties sold to PEI in the first quarter of 2000 and a decrease of $0.3 million from the Company's project in Newport, KY related to a land lease.

    Interest expense was $2.1 million in the three months ended June 30, 2001 compared to $3.0 million in the three months ended June 30, 2000, a decrease of $0.9 million. Of the notes payable outstanding in 2001, the Company capitalized approximately $0.8 million of interest expense related to borrowings directly related to its investment in a joint venture that is constructing an entertainment retail property in Newport, KY. There was no significant interest capitalized in 2000. While the debt related to the development project in Newport, KY increased, average amounts outstanding on the Company's credit facilities and short-term notes decreased, which contributed an additional $0.8 million of the decrease. In March 2000, $18.0 million of debt was converted into common shares of the Company. Interest related to this debt was $0.1 million less in 2001 than in 2000.

    Other operating expenses were $2.2 million in the three months ended June 30, 2001 compared to $1.5 million in the three months ended June 30, 2000. The increase of $0.7 million primarily relates to $0.8 million of expenses incurred by the Company's project located in Daniel's Head, Bermuda. The project opened in May 2001 and incurred certain overhead costs during the second quarter of 2001 that it did not incur in 2000.

    Property operating expenses were $0.4 million in the three months ended June 30, 2001 compared to $0.6 million in the three months ended June 30, 2000, a decrease of $0.2 million. The decrease primarily relates to properties sold in 2000.

    General and administrative expenses did not change significantly and were $0.9 million in the three months ended June 30, 2001 compared to $1.0 million in the three months ended June 30, 2000 a decrease of $0.1 million.

    Merger related expenses were $0.8 million in the second quarter of 2001 and related to the proposed merger with PEI.

    Depreciation and amortization expense did not change significantly and totaled $0.4 million in the three months ended June 30, 2001 compared to $0.4 million in the three months ended June 30, 2000.

    There was no net gain from real estate sales and write-off of real estate related costs in the three months ended June 30, 2001 compared to $1.0 million in the three months ended June 30, 2000. In 2000, the gain primarily related to the sale of land.

    Benefit for income taxes was $0.5 million in the three months ended June 30, 2001 compared to a benefit of $0.1 million in the three months ended June 30, 2000 related to income before taxes of $0.5 million and a loss of $0.3 million, respectively.

Results of Operations (Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000)

    Operating income totaled $3.8 million in the six months ended June 30, 2001 compared to $3.2 million in the six months ended June 30, 2000, an increase of $0.6 million. In May 2001, the Company's hospitality project in Daniel's Head, Bermuda, opened and contributed $0.4 million during the second quarter of 2001. Also, the Grand Hotel contributed an additional $0.2 million in operating income in 2001 compared to 2000.

    Partnership income and other revenues were approximately $2.7 million in the six months ended June 30, 2001 compared to $1.7 million in the six months ended June 30, 2000, an increase of $1.0 million. In 2001, the Company recognized $2.7 million from its investment in PEI compared to $0.9 million in 2000. The increase of $1.8 million primarily relates to properties PEI purchased in the first quarter of 2001 and a gain on the sale of a property sold in the second quarter of 2001. Partially offsetting this increase was income recorded in the second quarter of 2000 of $0.3 million related to a forfeited deposit on a property sale, and $0.5 million from its investment in joint ventures.

    Interest income was $2.7 million in the six months ended June 30, 2001 compared to $1.8 million in the six months ended June 30, 2000, which primarily related to higher average note receivable balances in 2001. In the first six months of 2001, the average notes receivable balance was $46.5 million compared to an average balance of $29.4 million in the first six months of 2000.

    Rental income was $1.8 million during the six months ended June 30, 2001 compared to $2.2 million in the six months ended June 30, 2000, a decrease of $0.4 million. The decrease primarily relates to the Company's project in Newport, KY related to a land lease.

    Interest expense was $4.1 million in the six months ended June 30, 2001 compared to $6.3 million in the six months ended June 30, 2000, a decrease of $2.2 million. Of the notes payable outstanding in 2001, the Company capitalized approximately $1.6 million of interest expense related to borrowings directly related to its investment in a joint venture that is constructing an entertainment retail property in Newport, KY. There was no significant interest capitalized in 2000. While the debt related to the development project in Newport, KY increased, average amounts outstanding on the Company's credit facilities and short-term notes decreased, which contributed an additional $1.4 million of the decrease. In March 2000, $18.0 million of debt was converted into common shares of the Company. Interest related to this debt was $0.3 million less in 2001 than in 2000. An additional decrease of $0.1 million relates to mortgage debt on properties that were sold in 2000.

    Other operating expenses were $3.4 million in the six months ended June 30, 2001 compared to $2.4 million in the six months ended June 30, 2000, an increase of $1.0 million. The increase primarily relates to $1.0 million of expenses incurred by the Company's project located in Daniel's Head, Bermuda. The project opened in May 2001 and incurred certain overhead costs during the first quarter of 2001 that it did not incur in 2000.

    Property operating expenses were $1.0 million in the six months ended June 30, 2001 compared to $1.2 million in the six months ended June 30, 2000, a decrease of $0.2 million. The decrease primarily relates to properties sold in 2000.

    General and administrative expenses were $1.6 million in the six months ended June 30, 2001 compared to $1.8 million in the six months ended June 30, 2000, a decrease of $0.2 million. The decrease primarily relates to increased reimbursements received from PEI.

    Depreciation and amortization expense totaled $0.7 million in the six months ended June 30, 2001 compared to $0.9 million in the six months ended June 30, 2000. The decrease of $0.2 million relates to properties sold.

    The net gain from real estate sales and write-off of real estate related costs was $0.1 million in the six months ended June 30, 2001 compared to $2.9 million in the six months ended June 30, 2000, a decrease of $2.8 million. In 2001, the Company sold a parcel of land located in Scottsdale, AZ for approximately $0.5 million. In 2000, the gain related to the sale of land and two properties sold to PEI. An additional property was also sold to PEI which the Company leases back from PEI.

    Benefit for income taxes was $1.0 million in the six months ended June 30, 2001 compared to a benefit of $0.3 million in the six months ended June 30, 2000 related to a loss before taxes of $0.6 million and a loss of $0.9 million, respectively.

    The Company calculates Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") as net income, plus depreciation and amortization on real estate and real estate related assets, and deferred income taxes. EBDADT does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America, and may not be comparable to other similarly titled measures of other companies. The Company believes, however, that to facilitate a clear understanding of its operating results, EBDADT should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate. The following information is included to show the items included in the Company's EBDADT for the periods ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$931	$(244)	$358	$(617)
Depreciation and amortization (financial statements)	390	446	728	857
Proportionate share of depreciation and amortization from equity investments:
PEI	2,109	2,281	4,141	4,371
Other	88	151	221	345
Less depreciation of non-real estate assets	(56)	(54)	(111)	(103)
Deferred tax expense	(423)	(98)	(935)	(322)

EBDADT	$3,039	$2,482	$4,403	$4,531

Cash flows from
Operating activities	$445	$6,551	$(1,824)	$6,283
Investing activities	(16,346)	740	(33,755)	(5,678)
Financing activities	17,046	(8,468)	36,329	(775)

    The changes in EBDADT in the second quarter of 2001 compared to the second quarter of 2000 are primarily due to the changes in the Company's results of operations discussed previously.

Liquidity and Capital Resources

    Debt borrowings and cash flow from asset sales were the primary sources of capital to fund the Company's development and ongoing operations in the six months ended June 30, 2001. In addition, PEI reimburses the Company for certain general and administrative expenses.

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

    The Company anticipates that cash flow will be generated from existing properties and from opportunistic trading of assets. The ability to continue to fund its development projects is dependent on the Company's selling of assets, the procurement of equity or joint venture capital, or the ability to raise additional debt. The Company currently has a $40.0 million revolving line of credit due in 2002 with PEI of which $39.8 million was outstanding at June 30, 2001 and a $15.0 million revolving credit facility with Fleet National Bank due in September 2001, of which $12.3 million was outstanding at June 30, 2001. In April 2001, the Company borrowed an additional $6.0 million from an individual with interest at 12.5%. Proceeds from this note were used to fund certain development projects and pay-down the line of credit. This note is due in April 2002. The Company expects to repay the short-term debt from asset sales or debt refinancing.

    The Company has two significant projects currently under development, it's hospitality located in Daniel's Head, Bermuda and its retail project in Newport, Kentucky. The project in Bermuda opened in May 2001. The Company does not anticipate any more significant capital requirements on the Bermuda project, although the project's net loss for the six months ended June 30, 2001 was $0.7 million. The Company anticipates that the remaining required equity in its project in Kentucky will be funded by a $46.0 million construction loan which is in place. The Company has other projects in various stages of pre-development. The total costs of these projects is not known, as their nature, size and certainty are either not yet known or still need to be approved by the Company or various regulatory bodies. The Company spends approximately $0.3 million per month to fund these costs. The Company anticipates continuing to meet these costs both in the short and long terms, from available amounts on its credit facilities and from asset sales. Should the Company not have available funds for these costs, it may postpone further expenditures until funds are available. The Company intends to fund eventual construction costs on these projects through debt, other investors, and through future asset sales. Should the Company not secure the capital when needed for these projects, the Company may sell or delay the projects.

    Also related to the Newport project, in 1999 the City of Newport issued two series of public improvement bonds related to the Newport development project. The Series 2000a tax exempt bonds total $44.2 million and are broken down as follows: (a) $18.7 million maturing 2027 with interest at 8.375%; (b) $20.5 million maturing 2018 with interest at 8.5%; and (c) $5.0 million maturing 2027 with interest at 8.375%. The Series 2000b bonds are taxable and have a par amount of $11.6 million with interest at 11% due 2009. The bonds are guaranteed by Newport, the Company, and the third party developers of the project. As of June 30, 2001 Newport had drawn on $41.2 million of the bonds for construction incurred prior to that date.

    The Company also has a 50% interest in a limited liability company that owns land in Orlando, Florida. The land has a remaining land basis at June 30, 2001 of $17.9 million and has mortgage debt of $8.9 million secured by the land and guaranteed by the Company. The Company had $15.0 million of additional guaranteed debt related to a development project in Scottsdale, AZ.

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

    On March 21, 2001, PEI, PEI Merger Sub, Inc., a Maryland corporation (Merger Sub), and Legacy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into Legacy (the Merger), with Legacy continuing as a wholly-owned subsidiary of PEI. Following the Merger, PEI will continue to operate as a real estate investment trust under the name Price Legacy Corporation (Price Legacy). The Merger, which is structured to qualify as a tax-free reorganization, is subject to the approval of the stockholders of both PEI and Legacy and other customary closing conditions.

    Also in conjunction with the Merger, holders of the Company's Debentures and Senior Notes will have the option to exchange their debt securities valued at par into shares of PEI Series A Preferred Stock. The exchange offer is conditioned on, and expected to close concurrently with, the consummation of the Merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure affecting its market risk sensitive financial instruments is interest rate risk. The Company's balance sheet contains financial instruments in the form of interest-earning notes receivable and interest-bearing mortgages payable. The Company manages the risk to its cash flow from changes in interest rates by monitoring its variable rate financial instruments. Although the fair value of its financial instruments may be affected by changes in interest rates, the Company typically does not dispose of them prior to maturity. Thus, the primary effect of changes in interest rates would occur to the extent that financial instruments mature and are replaced with others at different interest rates. In addition, the Company owns 3,750,000 common shares of Mace Security International, Inc. ("MACE") and 250,000 common shares of U.S. Plastic Lumber Corp. ("USPL") whose market value is dependent on the trading prices of the respective security. The Company's investment in MACE common shares has a book value of $3.4 million and a fair value, based upon the closing stock price at June 30, 2001 of $1.03, of $3.9 million. USPL is marked to market each respective reporting period.

    At June 30, 2001, the Company had debts totaling $59.6 million in variable interest rates. If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $0.6 million, based on the outstanding balance at June 30, 2001. The actual fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ.

    The following table presents (1) the scheduled principal payments on notes receivable, and (2) the scheduled principal repayments on mortgages payable: over the next five years and thereafter. The table also includes the average interest rates of the financial instruments during each respective year and the fair value of the notes receivable and mortgages payable. The Company determines the fair value of financial instruments through the use of discounted cash flow analysis using current interest rates for (1) notes receivable with terms and credit characteristics similar to its existing portfolio and (2) borrowings under terms similar to its existing mortgages payable. Accordingly, the Company has determined that the carrying value of its financial instruments at June 30, 2001 approximates fair value.

	Expected Maturity Date (dollar amounts in thousands)
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Notes receivable, including notes from affiliates	$8,059	—	$31,705	$5,935	—	—	$45,700	$45,700
Average interest rate	11.70%	—	12.00%	12.00%	—	—	11.94%
Mortgages and notes payable	$26,232	$56,832	—	$60,654	—	$5,000	$148,718	$148,720
Average interest rate	7.48%	9.45%	—	8.74%	—	8.58%	8.78%

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about February 13, 2001, Lewis P. Geyser filed a lawsuit against the Company in Santa Barbara County Superior Court, Anacapa Division, Case No. 01038577. The suit arises out of an Operating Agreement for Destination Villages, LLC, an entity which is owned jointly by the Company and Geyser, under which Destination Villages, LLC would develop certain eco-tourism resorts. Geyser alleges that the Company breached its obligations under the Operating Agreement, by failing to contribute the funding required under the Agreement. Geyser also alleges that the Company misrepresented its intention to provide the funding required under the Agreement. The complaint includes causes of action for breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The lawsuit includes a prayer for compensatory and punitive damages. The Company believes the lawsuit is wholly without merit, and was filed for the improper purpose of extracting concessions from the Company in negotiations with Geyser which were underway prior to its filing. The Company intends to vigorously defend the lawsuit. The Company has also filed a cross-complaint against Geyser for breach of contract, fraud, breach of fiduciary duty and other related claims. Discovery is underway as of this date. There is no trial date, nor have there been any significant proceedings in the case of this date.

    The Company is not party to any other legal proceedings other than various claims and lawsuits arising in the ordinary course of business which, in the opinion of Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    See Note 13 to the Financial Statements and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion regarding the merger with PEI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits

      None

    (b)
    Reports on Form 8-K during the quarter

      The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL LEGACY CORPORATION

DATE: August 13, 2001	By:	/s/ GARY B. SABIN GARY B. SABIN President and Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2001	By:	/s/ JAMES Y. NAKAGAWA JAMES Y. NAKAGAWA Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES